Form 10QSB
period 2000-03-31
NEW CENTURY RESOURCE
filed 2002-05-24
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

Commission file number 000-29243

New Century Resources Corporation

_______________________________________________________________________

(Exact name of small business issuer as specified in its charter)

Nevada 98-0361773

___________________________ ________________________________

(State or other jurisdiction of (IRS Employer Identification Number)

Incorporation or organization)

23 Themistodis Dervis Street, 3rd Floor

Nicosia, Cyprus

_________________________________________

(Address of principal executive offices)

357-2-816226

_______________________________________________

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [ ] No [X], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2001, the issuer had outstanding 8,481,724 shares of its Common Stock, $0.001 par value.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of March 31, 2001, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheets of New Century Resources Corporation as of March 31, 2001 and December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the three months ending March 31, 2001 and 2000, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Century Resources Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Randy Simpson

Randy Simpson, CPA, P.C.

A Professional Corporation

September 28, 2001

Sandy, Utah

NEW CENTURY RESOURCES CORPORATION

BALANCE SHEETS

ASSETS	March 31,	December
	2001	2000
	(Unaudited)	(Audited)
Current Assets:
Cash - Bank of Cyprus	$-	$-
Total Current Assets	-	-
Fixed Assets:
Office furnishings and equipment	9,866	9,866
Accumulated depreciation	(9,866)	(9,866)
Total Fixed Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS'
Current Liabilities:
Accounts payable	$-	$-
Total Current Liabilities	-	-
Shareholders' Equity:
Preferred stock, $ .001 par value, authorized
50,000,000 shares; no shares issued	-	-
Common stock, $.001 par value, authorized
100,000,000 shares; 8,481,724 shares
at March 31, 2001 and December 31, 2000.	8,482	8,482
Additional Paid-In Capital	1,628,356	1,625,606
Accumulated Deficit	(1,636,838)	(1,634,088)
Total Shareholders' Equity	-	-
Total Liabilities and Shareholders' Equity	$-	$-
See accompanying notes to financial statements.
NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2001	March 31, 2000

Income:
Interest income	-	-
Total Income	-	-

Operating Expense:
Legal fees	-	10,000
Accounting and audit fees	2,500	-
General & administrative expenses	250	-
Depreciation expenses	-	79
Total Operating Expense	2,750	10,079

Net Loss	$(2,750)	$(10,079)

Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.000)	$(0.001)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY From December 31, 1998 to March 31, 2001 (Unaudited)
Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity

Balances at December 31, 1998 (restated)	8,481,724	$8,482	$2,611,544	$(1,617,474)	$1,002,552

Net loss for the year ended December 31, 1999	-	-	-	(3,532)	(3,532)

Divestiture of subsidary-G. C. Gulf Western Trading Limited
and debt elimination December 12, 2000	-	-	(985,938)	-	(985,938)

Net loss for the year ended December 31, 2000	-	-	-	(13,082)	(13,082)

March 31, 2001, capital contribution of operations in the amount of $2750	-	-	2,750	-	2,750

Net loss for the three months ended March 31, 2001	-	-	-	(2,750)	(2,750)

Balances at March 31, 2001	8,481,724	$8,482	$1,628,356	$(1,636,838)	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2001	March 31, 2000
Cash Used in Operating Activities:
Net Loss	$(2,750)	$(10,079)

Expenses not Requiring an Outlay of Cash:
Depreciation expense	-	79
Cash Flows used in Operating Activities	(2,750)	(10,000)

Cash Provided by Financing Activities:
Advances by shareholder	-	10,000
Capital contribution for operations by shareholder	2,750	-
Net Increase Cash Flow from Financing Activities	2,750	10,000

Net Increase in Cash for Period	-	-

Cash at Beginning of Period	-	567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$567

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

A. ORGANIZATION AND ACCOUNTING POLICIES

New Century Resources Corporation divested itself of its 100% owned subsidiary G.C. Gulf Western Trading Limited (" G.C.") on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation's inability to raise the necessary capital to fund the exploration and development of the Trekkopje uranium reserves. In addition, a feasibility study conducted by Dr. Brian Hambleton played crucial role in their decision making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves. The Corporation is now inactive, and with the elimination of the assets and liabilities of G. C., is without any significant assets or liabilities.

The Corporation was domiciled to Nevada in January 1994, although it was originally incorporated in Utah in July 1979 as WEM Petroleum, Inc. In October 1993, the Corporation changed its name to New Century Resources Corporation, acquiring 100% of the outstanding stock of G. C. Gulf Western Trading Limited in exchange for 7,200,000 shares of stock, which gave the stockholders of G.C. control of the Corporation by which it has conducted its operations. The Corporation was inactive for a number of years prior to the merger and, therefore, accounted for the merger as a reverse merger or recapitalization of G.C. No goodwill or other write-up to fair market value of the assets of G.C. occurred at the time of the merger, and the accounting for the merger approximates the pooling of interests method of accounting.

Income Taxes

The Corporation has incurred losses from inception, and has not been subject to any significant income taxes  foreign or U. S. The Company has recognized no income tax assets from future benefits of its loss carryforward, as realization is doubtful. The Corporation has not filed a consolidated tax return, so it is doubtful that any of its losses will be available for U. S. federal income tax purposes, as its operating subsidiary, G.C., incurred the majority of the losses in the development of a Uranium mine in Namibia.

Office Furniture, Equipment and Depreciation

The Corporation's office furniture and equipment are stated at cost. Depreciation has been provided on the straight-line basis over periods of five to ten years.

Foreign Currency

The Corporation has no significant foreign currency gains or losses in the translation of either balance sheets or income statements amounts, as the majority of its operations have been conducted in U.S. dollars.

B. COMMON STOCK

The Corporation has no stock options or other dilutive stock instruments outstanding. The Corporation reverse split its stock 91:1 in October 1993 and redeemed 520,000 shares in the year ended December 31, 1997 for a contribution to capital of $1,425. The Corporation has had no other stock transactions since this date.

C. Divestiture of G.C. Gulf Western Trading Limited  restatement of prior accounting

On December 12, 2000, the Company divested itself of its 100% owned subsidiary and its primary stockholder forgave the balance owed him in the amount of $1,046,640. The transaction resulted in a reduction of paid-i n capital for the Corporation of $985,938, which is the amount of the capitalized mineral development costs in excess of the liabilities eliminated. The Company had an option to acquire the Klein Trekkopje Uranium deposit in Namibia for $8,500,000, subject to confirmation of the Uranium reserves through a drilling program. The Corporation's prior auditors reflected the option liability price as paid-in capital; however, U.S. generally accepted accounting principles (GAAP) require the liability for the purchase price to be carried as a liability. Therefore, the Corporation restated its paid-in capital by reducing it by the $8,500,000 option price, which has not been exercised to date.

The Corporation has not previously reported its operations or balance sheets under U.S. GAAP, but has reported its operations under International Accounting Standards. The Corporation's prior auditors accrued consulting revenues from its primary shareholder for the amounts he advanced for operating costs and depreciation expenses. These accrued revenues, which totaled $ 3,532 in 1999, were eliminated under U.S. GAAP income recognition. The Company's net loss, accumulated deficit, and paid-in capital have been increased by this amount.

D. RELATED PARTY TRANSACTIONS

To insure its continued existence, the Company's primary shareholder has continued to advance funds for its minimal operations, which consisted of accounting and bank fees at the nine months ended September 30, 2001. These advances, totaling $3250, are reflected in the statements of stockholders' equity as a "capital contribution", thus leaving the Company free of liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION OR PLAN OF OPERATION

The following information provides information that Management believes is relevant to an assessment and understanding of the Company's plan of Operation. This discussion should be read in conjunction with the Company's plan of operation.

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", anticipates", "estimates" and similar expressions that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, made this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, and future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Business of Issuer

From inception, 1981 through 1984, the Company conducted business in the oil and gas industries, never realizing any revenues. In 1984, the Company attempted to shift its interests to the mining industry, although this attempt was also unsuccessful. In 1988, the Company made an effort to conduct business once again, expanding its interests into the development and marketing of high-tech products. As with their previous attempts, no revenues were realized from their efforts, causing them to cease operations. Although there were no significant operations during 1993, the Company continued to its efforts in locating a successful merger candidate. These efforts resulted in the formation of an Agreement and Plan of Reorganization with G.C. Gulf Western Trading Limited, a Cyprus corporation, on October 25, 1993. In doing so, the Company desired to enter the Uranium prospecting industry. Unfortunately, both the Company's inability to produce the necessary capital and the depressed condition of the Uranium market, caused the Company to unanimously make the decision to divest itself 100% of its wholly owned subsidiary, G.C. Gulf Western Trading Limited, thus concluding this relationship on December 12, 2000. Since that period of time, the Company has had no operations, excepting those necessary to maintain their active status and the accounting and legal services needed to complete this registration.

Plan of Operations

Currently, the Company is focusing all of its efforts on locating a successful merger candidate. The Company has no employees due to their non-existent operations, and has no intentions of hiring employees unless a candidate is found. However, because of the Company's limited financial resources, it is not known whether they will, at some future time, resume their operational status.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during this time period.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No exhibits are included as they are either not required or not applicable.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY RESOURCES CORPORATION

(Registrant)

Date: 01/25/02

/s/ George Christodoulou

George Christodoulou, President and Director