Form 10QSB
period 2000-09-30
NEW CENTURY RESOURCE
filed 2002-05-24
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

As of September 30, 2001, the issuer had outstanding 8,481,724 shares of its Common Stock, $0.001 par value.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of September 30, 2001, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheets of New Century Resources Corporation as of September 30, 2001 and December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the three months ending September 30, 2001 and 2000, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Century Resources Corporation.

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

/s/ Randy Simpson

Randy Simpson, CPA, P.C.

A Professional Corporation

September 28, 2001

Sandy, Utah

NEW CENTURY RESOURCES CORPORATION

BALANCE SHEETS

ASSETS	September	December
	2001	2000
	(Unaudited)	(Audited)
Current Assets:
Cash - Bank of Cyprus	$-	$-
Total Current Assets	-	-
Fixed Assets:
Office furnishings and equipment	9,866	9,866
Accumulated depreciation	(9,866)	(9,866)
Total Fixed Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$-	$-
Total Current Liabilities	-	-

Shareholders' Equity:
Preferred stock, $ .001 par value, authorized
50,000,000 shares; no shares issued	-	-

Common stock, $.001 par value, authorized
100,000,000 shares; 8,481,724 shares outstanding
at September 30, 2001 and December 31, 2000.	8,482	8,482

Additional Paid-In Capital	1,628,856	1,625,606
Accumulated Deficit	(1,637,338)	(1,634,088)
Total Shareholders' Equity	-	-

Total Liabilities and Shareholders' Equity	$-	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Income:
Interest income	-	-	-	-
Total Income	-	-	-	-

Operating Expense:
Legal fees	-	10,000	-	-
Accounting and audit fees	2,500	500	-	-
General & administrative expenses	750	27	250	-
Depreciation expenses	-	236	-	79
Total Operating Expense	3,250	10,763	250	79

Net Loss	$(3,250)	$(10,763)	$(250)	$(79)

Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.000)	$(0.001)	$(0.000)	$(0.000)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724	8,481,724	8,481,724

See accompanying notes to financial

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 1998 to September 30, 2001
(Unaudited)

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 1998 (restated)	8,481,724	$8,482	$2,611,544	$(1,617,474)	$1,002,552

Net loss for the year ended December 31, 1999	-	-	-	(3,532)	(3,532)

Divestiture of subsidary-G. C. Gulf Western
Trading Limited and debt elimination December 12, 2000	-	-	(985,938)	-	(985,938)

Net loss for the year ended December 31, 2000	-	-	-	(13,082)	(13,082)

March 31, 2001, capital contribution of operations in the amount
of $2750	-	-	2,750	-	2,750

June 30, 2001, capital contribution of operations in the amount
of $250	-	-	250	-	-

September 30, 2001, capital contribution of operations in the amount
of $250	-	-	250	-	-

Net loss for the nine months ended September 30, 2001	-	-	-	(3,250)	(3,250)

Balances at September 30, 2001	8,481,724	$8,482	$1,628,856	$(1,637,338)	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30. 2001	Sept. 30. 2000
Cash Used in Operating Activities:
Net Loss	$(3,250)	$(10,763)

Expenses not Requiring an Outlay of Cash:
Depreciation expense	-	236
Cash Flows used in Operating Activities	(3,250)	(10,527)

Cash Provided by Financing Activities:
Advances from shareholder	-	10,000
Capital contribution for services by shareholder	3,250	527
Net Increase Cash Flow from Financing Activities	3,250	10,527

Net Increase in Cash for Period	-	-

Cash at Beginning of Period	-	567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$567

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

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