Form 10KSB
period 2000-12-31
NEW CENTURY RESOURCE
filed 2002-05-24
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 1999 and 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________

Commission file number 0-29243

New Century Resources Corporation

________________________________________________________________________

(Name of small business issuer in its charter)

Nevada 98-0361773

(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

23 Themistodis Dervis Street, Nicosia, Cyprus 1311

________________________________________________________________________

(Address of principal executive offices) (Zip Code)

Issuer's telephone number :(011) 357 22 816226

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which Registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common

(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2000: $10.00

The aggregate market value of the voting common equity held by non-affiliates is $0.00, as the registrants common equity has not been listed for trading purposes on any exchange for more than 60 days prior to this filing.

As of December 31, 2000, the registrant has 8,841,724 common shares issued and outstanding.

Documents Incorporated by Reference:

None

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development

New Century Resources Corporation (the "Company") was incorporated under the laws of Utah on July 9, 1979 as WEM Petroleum, Inc. for the purpose of engaging in the acquisition, exploration and development of mineral, petroleum and natural gas properties.

Bankruptcy, receivership or similar proceedings

Neither the Company nor any of its predecessors has been subject to any bankruptcy, receivership or similar proceeding.

Business of the Issuer

Inception and Intrastate Offering

To fund its original business purpose, WEM Petroleum, Inc. filed a registration statement under the Utah Securities Act, and relied on the exemption from federal registration provided for in Section 3(a)11, Rule 147, of the Securities Act of 1933, as amended (the "Act"), for the purpose of offering for sale an aggregate of 4,000,000 of its unregistered common shares on an intrastate basis. The Issuer's Prospectus was declared effective on September 19, 1979 and the Company closed its offering with all shares offered sold to residents of the State of Utah for gross proceeds of $100,000. The Company subsequently amended its Articles of Incorporation to increase in its capital from 10,000,000 common shares authorized to 50,000,000 common shares authorized.

The Company's Operations in the Oil Industry

From inception through 1981, the Company conducted operations in the oil and gas industry. Pursuant to an option granted the Company in August of 1979, the Company exercised its right to drill exploratory wells on 640 acres in Cache County, Utah. Although various wells were drilled and completed, the Company did not realize any revenues from these oil and gas operations. In 1984, the Company attempted to refocus its business efforts into the mining industry by entering into an option to lease property and mining equipment in Montana. It ceased any significant business operations in the latter part of the 1980's when it failed to exercise the option, due to lack of funding. In 1988, the Company made an effort to commence conducting business again by expanding its business purpose to include the marketing and development of high-tech products. The Company's Board was also authorized to seek out suitable candidates for acquisition or merger. In addition, the Company authorized a reverse split of its issued and outstanding shares one (1) share for ten (10) shares, although the same was never effected. The Company ceased doing business until late 1993.

Agreement and Plan of Reorganization

On October 25, 1993, the Company entered in to an Agreement and Plan of Reorganization with G.C. Gulf Western Trading Limited, a Cyprus corporation ("GC") and the sole shareholders of GC (the "Plan"), whereby the sole shareholders of GC agreed to surrender all of their right, title and interest in 250,000 shares of GC, which constituted all of the issued and outstanding shares of GC, in exchange for the issuance by the Company of an aggregate of 10,000,000 unregistered shares of common stock of the Company. The 10,000,000 shares to be issued under the Plan were to be issued after giving effect to the one (1) share for ninety-one (91) share reverse split of its outstanding shares contemplated by the agreement. Such 10,000,000 post split shares would have represented 95% of the then issued and outstanding shares of the Company. Subsequent to the execution of the Plan, the agreement was renegotiated and the GC shareholders agreed to take 7,200,000 post-split shares of the Company in exchange for their 250,000 shares of GC instead of the 10,000,000 shares authorized by the original agreement. When issued, these 7,200,000 common shares constituted 93% of the then issued and outstanding shares of the Company. By reason of this agreement, GC became a wholly-owned subsidiary of the Company .

The Plan contained the normal and usual representations of both parties; and, in addition, the Company agreed to call of Special Meeting of its Shareholders for the purpose of ratifying and adopting certain resolutions enabling the Company to (i) change its name to New Century Resources Corporation; (ii) to elect a new Board of Directors namely, George Christodoulou, Solon Piitarides, and Chloe Papadopoulou as members of the Board (iii) to authorize restatement of the Company's Articles of Incorporation to better reflect the Company's change in business and to better reflect the effects of the new Utah Revised Business Corporations Act; (iv) to ratify the plan of reorganization; (v) to effect the one (1) shares for ninety-one (91) share reverse split of the Company's issued and outstanding shares required by the agreement; and (v) to appoint a new auditor. The foregoing meeting was duly held on the same date as the closing of the Plan pursuant to formal call and notice, and the items listed were voted upon and adopted by a majority of the shares present either in person or by proxy at the Special Meeting. Articles of Amendment changing the name of the Company to New Century Resources Corporation were filed with Utah Division of Corporations on November 8, 1993.

Change of Domicile

On January 11, 1998, the Company changed its domicile to the State of Nevada by effecting a merger between a company incorporated in Nevada solely for such purpose, New Century Resources Corporation, a Nevada corporation. The Articles of Incorporation for the Nevada corporation were filed in the State of Nevada on January 11, 1994. A Special Meeting of the Shareholders of the Company was held pursuant to formal call and notice thereof on January 21, 1994. The notice of special meeting informed the shareholders that the meeting was being called to adopt a plan of merger between the Company and the Nevada entity and informed the shareholders, as required by Utah law, that they were entitled to dissenters' rights. At the meeting, a quorum was declared. Thereupon, stockholders ratified the Plan of Merger and all shares in the Utah corporation were converted into shares of the Nevada entity, one share for one share. The Nevada entity became the surviving corporation and the Utah corporation was dissolved on February 14, 1994. As a result of the merger/change of domicile, the Articles of Incorporation of the Nevada entity became the Articles of the Company. Under those Articles, the Company has 150,000,000 shares authorized designated as 50,000,000 preferred shares, par value $0.001 and 100,000,000 common shares par value $0.001. The Articles also allow that the preferred shares may be issued in such series and with such rights and preferences and limitations as may be determined by the Company's Board of Directors.

Forward Looking Information

This registration statement contains certain forward-looking statements information relating to the Company that are based upon beliefs of the Company's Management as well as assumptions made by and information currently available to the Management. When used in this Annual Report, the words anticipate, believe, estimate, expect, and similar expressions, as they related to the Company and the Company's Management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to the future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward looking statements.

Business of Issuer

Principal Business Asset of the Company - Klein Trekkopje Uranium Deposit

The principal asset of the Company's wholly owned subsidiary and operating entity, GC Gulf Western Trading Limited., a Cypriot corporation ("GC Gulf"), consisted of a 70% interest in a uranium prospecting grant located in Namibia, called the "Klein Trekkopje Uranium Deposit". The grant covered approximately 45,000 hectares of land situated in South Damaraland, Namibia. GC Gulf's basis in the property, as of the date GC Gulf was acquired by the Company, was approximately $9,500,000, with acquisition costs at $8,580,000 and development costs of approximately $910,000. The property had been extensively investigated and explored and there are extensive reports of the reserves on the property. The reserve reports which were the basis of the Company's acquisition of the Klein Trekkopje uranium prospect were prepared by the South African Atomic Energy Commission and by Research Centre Du Pau du Aquitaine of France which estimated the uranium reserves just prior to the Company's acquisition of the prospect at $858,000,000. The entire reserve is considered "undeveloped" and as of the date hereof, no mining operations have been conducted. However, the Company was required to do extensive development work on the prospect in order to keep its concession in effect and procure the existing renewal of the prospect which runs through November of 2002 without further exploration or development work by the Company. GC Gulf also has an option to acquire the remaining thirty percent (30%) interest in the uranium prospect for an aggregate sum of $3,000,000, exercisable at any time so long as the Company retains its interest in the property.

Divestiture of Klein Trekkopje Uranium Deposit

Effective December 12,2000, pursuant to resolutions adopted by the Company's Board of Directors, the Company divested itself of its wholly owned subsidiary, G.C. Gulf Western Trading Limited. The continued depressed market for uranium was the determining factor in this decision, coupled with the inability to raise the capital sufficient to pay the on-going expenses of maintaining the prospecting grant. As consideration for the foregoing, George Christodoulou, the President and a director of the Company cancelled approximately $1,000,000 of indebtedness owed to Mr. Christodoulou.

The Company presently has no assets or liabilities and does not engage in any business operations of any kind of nature. The Company has no commitments, understandings, or agreements with regard to any proposed business operations or opportunities. It is the intention of Management to actively solicit interested third parties who may be interested in acquiring a controlling interest in what is essentially a "shell" corporation. Such transactions are commonly referred to as "reverse mergers", whereby the Company would acquire all the issued and outstanding shares of a private entity in exchange for a controlling interest in the public company. No assurance can be given that Management of the Company will be successful in attracting a suitable candidate for this type of transaction or some other type of business combination; or what time frame might be involved in consummating any such transaction.

ITEM 2. DESCRIPTION OF PROPERTY

As of the date of this Annual Report, the Company has no property, either real or personal. As discussed infra, the Company has divested itself of its uranium prospect grant located in Namibia, Africa; and otherwise the company is granted free space and rent from the Gulf Group of companies in Nicosia, Cyprus.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its officers and directors are the subject of any material legal proceedings arising out of the Company's former or present operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not presently traded on any exchange or stock quotation medium. Prior to December 1999, the Company's common stock was quoted on the National Quotation Bureau's "pink sheets", but no bona fide public market has ever existed for the Company's common stock. It is the intention of Management to apply for quotation listing in the "pink sheets" or on the NASD Over-the-Counter quotation medium as circumstances warrant and when the Company becomes qualified for any such listing.

During the past three years, the Company has not offered or sold any of it common equity to the public or any individual.

The Company has approximately 400 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION OR ANALYSIS OR PLAN OF OPERATION

The Company, since its divestiture of its uranium property in December of 2000, has no assets or liabilities and has not conducted any business operations, except to maintain its active status and attempt to complete its required filings with the Commission. The Company has no employees and all funds necessary to pay for the maintenance of the Company, including the payment of legal and accounting expense have been contributed by George Christodoulou, the President of the Company. Mr. Christodoulou has agreed to continue to pay personally these expenses for the next twelve months.

The company does not anticipate the need to raise any additional capital for the next twelve months through the offer and sale of its common equity.

It is the intention of Management to solicit third parties who may have an interest in acquiring a controlling interest in the Company by way of merger, reorganization or some other business combination. Any offers with respect to the foregoing would be subject to approval by a majority of the Company's shares issued and outstanding at a special meeting of shareholders called for that purpose.

As of the date of this report, there are no commitments, understandings or agreements with respect to any proposed merger, reorganization, reverse merger or other business combination presently contemplated or being considered by the Company. The Company cannot determine when, or if, its efforts will ultimately result in the consummation of an agreement with another third party.

ITEM 7. FINANCIAL STATEMENTS

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, Nevada

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheet of New Century Resources Corporation as of December 31, 2000 and the related statements of operations shareholders' equity, and cash flows for the years ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2000, and the results of its operations, shareholders' equity and cash flows for the year ended December 31, 2000 and December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Randy Simpson, CPA, P.C.

A Professional Corporation

June 4, 2001

Sandy, Utah

New Century Resources Corporation

BALANCE SHEET

December 31, 2000

ASSETS
Current Assets:
Cash -Bank of Cyprus	$-
Total current assets	-
Fixed Assets:
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Net fixed assets	-
Total Assets	$-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$-
Advances by shareholder	-
Total current liabilities	-
Shareholders Equity:
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued	-
Common stock, $.001 par value, authorized 100,000,000 shares; 8,481,724 shares outstanding	8,482
Additional paid in capital	1,625,606
Accumulated deficit	(1,634,088)
Total Shareholders' Equity	-
Total Liabilities and Shareholders' Equity	$-

See accompanying notes to financial statements

New Century Resources Inc.

STATEMENT OF OPERATIONS

	Year Ended December 31, 2000	Year Ended December 31, 1999
Income:
Interest income	10	-
Total income	10	-
Operating expense:
Legal fees	10,000	-
Accounting and audit fees	2,000	2,050
General & administrative expenses	777	1,166
Depreciation expenses	315	316
Total operating expense	13,092	3,532
Net Loss	$(13,082)	$(3,532)
Net loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding -primary and fully dulited	8,481,724	8,481,724

See accompanying notes to financial statements

New Century Resources Corporation

Statements of Stockholders' Equity

From December 31, 1998 to December 31, 2000

Balances at December 31, 1998 restated	8,481,724	$8,482	$2,611,544	$(1,617,474)	$1,002,552
Net loss year ended December 31, 1999	-	-	-	(3,532)	(3,532)
Divestiture of subsidary - G. C. Gulf Western Trading Limited and debt elimination December 12, 2000	-	-	(985,938)	-	(985,938)
Net loss year ended December 31, 2000	-	-	-	(13,082)	(13,082)
Balances at December 31, 2000	8,481,724	8,482	$1,625,606	$(1,634,088)	$(0)

See accompanying notes to financial statements

New Century Resources Corporation

STATEMENTS OF CASH FLOW
	Year Ended December 31,2000	Year Ended December 31,1999
Cash used in operating activities:
Net loss	$(13,082)	$(3,532)
Expenses not requiring an outlay of cash:
Depreciation expense	315	316
Cash flows used in operating activities	(12,767)	(3,216)
Cash used in investing activities:
Mineral development costs	-	(106,757)
Net increase cash flow from financing activities	-	(106,757)
Cash provided by financing activities:
Advances by shareholder	12,200	109,967
Net increase cash flow from financing activities	12,200	109,967
Net increase (decrease) in cash for period	(567)	(6)
Cash at beginning of period	567	573
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$567

See accompanying notes to financial statements

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2000

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

Income Taxes

The Corporation has incurred losses from inception, and has not been subject to any significant income taxes - foreign or U. S. The Company has recognized no income tax assets from future benefits of its loss carryforward, as realization is doubtful. The Corporation has not filed a consolidated tax return, so it is doubtful that any of its losses will be available for U. S. federal income tax purposes, as its operating subsidiary, G.C., incurred the majority of the losses in the development of a Uranium mine in Namibia.

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

C. DIVESTURE OF G.C. GULF WESTERN TRADING LIMITED - RESTATEMENT OF PRIOR ACCOUNTING

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 1, 2001, the Company was informed that KPMG, Chartered Accountants, with offices in Nicosia, Cyprus, were not authorized to sign reports for Securities & Exchange Commission purposes. The audited financial statements of the Company for its year ended December 31, 1999 were prepared by KPMG utilizing international standards of accounting, and therefore not acceptable for filing with the Commission. Notwithstanding the foregoing, the Company's audited financial statements for the year ended December 31, 1999 were erroneously filed as part of the Company's original Form 10SB filing. KPMG further indicated in its February 1, 2001 letter that "....it should be noted that the scope of our work for deriving the respective opinions was limited in the sense that it was not planned to address potential listing." Due to KPMG's inability to act as the Company's auditor, the Company's Board of Directors requested that Randy Simpson CPA of Salt Lake City, Utah to undertake the preparation of the Company's financial statements and accepted the appointment of the Company's auditor.

KPMG's opinion for the Company's year ended December 31, 1999 financial statements duly noted that the Company had not engaged in any actual mining operations and that there was a substantial uncertainty the Company could continue as a going concern.

Other than the foregoing, the Company is unaware of any differences or disagreements with its former accountants as to accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The names, addresses, ages and respective positions of the directors and officers of New Century Resources Corporation are as follows. These persons were elected to their respective positions on the date indicated and will, under the Company's By-Laws, serve for one year or until their replacements are elected.
Name and Address	Age	Position Held & Date Elected
George Christodoulou 23 Themistocles Dervis St 3rd Floor 1066 Nicosia, Cyprus	57	President October 25, 1993 Director October 25, 1993
Solon Piitarides Liondiou 1 Street, No. 252 Liamasol, Cyprus	67	Vice-President October 25, 1993 Director October 25, 1993
Chloe Papadopoulou 23 Themistocles Dervis Str 3rd Floor 1066 Nicosia, Cyprus	38	Secretary October 25, 1993 Director October 25, 1993

George Christodoulou

Mr. Christodoulou was received his secondary education in South Africa where he completed post high school classes in mechanical engineering and geology. He relocated to Cyprus in 1983 where he organized and has, since that date, been the President and Chief Executive Officer of G.C. Gulf Group of companies, a group of approximately 9 companies including Dimacor Diamond Mining Company Pty. Ltd., Loston Diamond Mine Pty. Ltd. and Loxton Exploration Pty. Ltd., African Coast Diamonds and Minerals (Pty.) Ltd., GSE Diamond Merchants (Pty) Ltd., GC Gulf Minerals, Ltd. and GC Gulf Western Trading, Ltd., Petroleum Development Services Marketing, Ltd. and Gulf Western Mining Ltd., all of which are and have been involved in various forms of trading, mineral exploration and mining. He has been engaged in the mineral exploration and mining business for more than thirty years.

Solon Piitarides

Since 1967 Mr. Piitarides has been Chairman and Managing Director of Fairways Limassol Ltd., representative of Mitsubishi Motors, the largest automotive dealer in Cyprus. During that period he has been actively involved in government and party responsibilities in Cyprus, and has been the Chief Executive Officer of a seven company group of family real property holding and development companies under the leadership of Solon Piitarides Developments, Ltd., a Cyprus corporation.

Chloe Papadapoulou

Since 1985 Ms. Papadopoulou has been employed by GC Gulf Minerals, Ltd. Initially she acted as telephone-telex operator and performed filing and secretarial services. In 1987 she became the office administrator for the Gulf group of companies and has, since 1988, been the Secretary of the Gulf group of companies and acted as personal assistant and business adviser to Mr.George Christodoulou, Chairman and CEO of the Companies.

Significant Employees

At the present time the only person performing significant services for the Company is George Christodoulou who is serving without compensation. Required ministerial services are performed by employees of the Gulf Western Companies of which Mr. Christodoulou is also president, without charge to the Company.

Involvement in Certain Legal Proceedings

No director, executive officer, or person nominated to become a director or executive officer of the Company, or controlling stockholder has ever :

(1) Filed a petition under federal bankruptcy laws or any state insolvency law, now had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended , or vacated.

Family Relationships

There are no family relationships between any of the officers or directors of the Company. However, Shirley Christodoulou, who holds 2,800,000 shares constituting 33.01% of the Company's outstanding common shares is the wife of George Christodoulou, president, CEO and a director of the Company.

Compliance with 16(a) of the Exchange Act

George Christodoulou, Solon Piitaridea, and Chloe Papadopoudou, officers and directors of the Company, as well as Shirley Christodoulou, as of the date of this Report, have failed to file their respective Form 3's with the Commission. However, during the time in which they were required to file their Form 3's, no reportable transactions have occurred that would occasion the filing of Form 4 or Form 5.

ITEM 10. EXECUTIVE COMPENSATION

Neither during the last fiscal year nor at any time since 1994 has the Company paid any compensation to officers, directors or executives. The Board of Directors has adopted a general resolution generally permitting the payment of executive compensation, but neither compensation amounts nor any plan for the payment of the same have been approved. It is not anticipated that any executive compensation will be paid, aside from the reimbursement of out-of-pocket expenses, unless or until the Company is able to enter into revenue producing activities.

The Company has not adopted, and does not intend to adopt in the foreseeable future, any stock appreciation rights, compensation plan providing for cash, shares or other compensation to any executive, or long term incentive plan.

Question regarding the Gulf Companies.

Employment Contracts

The Company is not party to any employment contracts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to a beneficial owner of more than five percent of the issued and outstanding shares of the Company. The table sets forth the information based on 8,481,724 common shares issued and outstanding as of the date hereof.
Title of Class	Position(s)With or Relationship to Company	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Current
Common	Director, President, CEO	George Christodoulou	1,650,000 Record and Beneficial	19.45%
Common	Secretary, Tresurer, Director	Chloe Papadaploulou	20,000 Record and Beneficial	.2%
Common	Vice President, Director	Solon Piitarides	1,000,000 Record and Beneficial	11.79%
Common	Officers and Directros as a group		5,470,000 (2)	64.49%
Common	5% or more shareholder	Shirley Christodoulou	2,800,000 (1) Record and Beneficial	33.01%
Common	5% or more shareholder	Costa Vassiliades	1,100,000 Record and Beneficial	12.97%

1 Shirley Christodoulou is the wife of George Christodoulou, an officer and director of the Company; the shares held in her name, therefore, could be construed as being owned by George Christodoulou.

2. In calculating the amount of shares owned by all officers and directors as a group, Shirley Christodoulou's shares have been included as a result of her relationship with George Christodoulou, president, CEO and director.

Change of Control Arrangements

There has been no change in control of the Company since 1993. and there are no present arrangements or provisions related to any such changes in the future.

Market information

The Company's common stock is not quoted on any exchange, the OTC Bulletin Board or the National Quotation Bureaus "pink sheet". It is the intention of Management to apply for a listing to have its common equity quoted on the "pink sheets" or OTC bulletin Board when circumstances and eligibility criteria can be met. The Company cannot determine if, and when that may be accomplished.

As of the date of this report, there are approximately 400 shareholders of record.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has not been party to any transactions of any type or sort with any of its directors, executive officers or promoters within the last two years and no such transaction is contemplated in the foreseeable future.

The only parent of the Company who maintains any business relationship with the company is George Christodoulou who, with his wife assigned a 70% interest in the Klein Trekkopje Uranium Deposit to the Company in exchange for 7,200,000 of its common shares in 1994. Mr. And Mrs. Christodoulou control approximately 54.5% of the outstanding shares of the Company at this time.

There has been no transaction between the Company and Mr. Christodoulou or any person or corporation with which he has been affiliated since the 1994 transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Item 3.ii	By-Laws

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY RESOURCES CORPORATION

By: /s/ George Christodoulou

George Christodoulou, President and Director

Dated: May 21, 2002