Form 10KSB
period 2001-12-31
NEW CENTURY RESOURCE
filed 2002-05-29
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________

Commission file number 0-29243

New Century Resources Corporation

________________________________________________________________________

(Name of small business issuer in its charter)

Nevada 98-0361773

(State or other jurisdiction of incorporation or (I.R.S. Employer Identification No.) organization)

23 Themistodis Dervis Street, Nicosia, Cyprus 1311

________________________________________________________________________

(Address of principal executive offices) (Zip Code)

Issuer's telephone number :(011) 357 22 816226

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which

Registered

__________________________________ _____________________________

Securities registered under Section 12(g) of the Exchange Act:

Common

(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2001 $0.00

The aggregate market value of the voting common equity held by non-affiliates is $0.00, as the registrants common equity has not been listed for trading purposes on any exchange for more than 60 days prior to this filing.

As of December 31, 2001, the registrant has 8,841,724 common shares issued and outstanding.

Documents Incorporated by Reference

None

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development

Form and Year of Organization

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

Business of the Issuer

Inception and Intrastate Offering

To fund its original business purpose, WEM Petroleum, Inc. filed a registration statement under the Utah Securities Act, and relied on the exemption from federal registration provided for in Section 3(a)11, Rule 147, of the Securities Act of 1933, as amended (the "Act"), for the purpose of offering for sale an aggregate of 4,000,000 of its unregistered common shares on an intrastate basis. The Issuer's Prospectus was declared effective on September 19, 1979 and the Company closed its offering with all shares offered sold to residents of the State of Utah for gross proceeds of $100,000. The Company subsequently amended its Articles of Incorporation to increase in its capital from 10,000,000 common shares authorized to 50,000,000 common shares authorized

The Company's Operations in the Oil Industry

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

ITEM 7. FINANCIAL STATEMENTS

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, Nevada

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheets of New Century Resources Corporation as of March 31, 2001 and December 31, 2000 and the related statements of operations shareholders' equity, and cash flows for the three months ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Resources Corporation as of March 31, 2001 and December 31, 2000 and the results of its operations, shareholders' equity and cash flows for the three months ended March 31, 2001 and March 31, 2000, in conformity with generally accepted accounting principles.

/s/ Randy Simpson

Randy Simpson, CPA, P.C.

A Professional Corporation

September 28, 2001

NEW CENTURY RESOURCES CORPORATION
BALANCE SHEET
ASSETS	December 31, 2001
Current Assets:
Cash - Bank of Cyprus	$-
Total Current Assets	-
Fixed Assets:
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Total Fixed Assets	-

TOTAL ASSETS	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$-
Total Current Liabilities	-

Shareholders' Equity:
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued	-
Common stock, $.001 par value, authorized 100,000,000 shares; 8,481,724 shares outstanding at December 31, 2001.	8,482
Additional Paid-In Capital	1,634,743
Accumulated Deficit	(1,643,225)
Total Shareholders' Equity	-

Total Liabilities and Shareholders' Equity	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2000

Income:
Interest income	$-	$10
Total Income	-	10

Operating Expense:
Legal fees	-	10,000
Accounting and audit fees	2,500	2,000
General & administrative expenses	6,637	777
Depreciation expenses	-	315
Total Operating Expense	9,137	13,092

Net Loss	$(9,137)	$(13,082)

Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.00)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 1998 to December 31, 2001
	CommonStock Shares	Common
		Stock	Paid-In	Accumulated	Total
		Amount	Capital	Deficit	Equity
Balances at December 31, 1998 (restated)	8,481,724	$8,482	$2,611,544	$(1,617,474)	$1,002,552
Net loss for the year ended December 31, 1999	-	-	-	(3,532)	(3,532)
Divestiture of subsidary-G. C. Gulf Western
Trading Limited and debt elimination December 12, 2000	-	-	(985,938)	-	(985,938)
Net loss for the year ended December 31, 2000	-	-	-	(13,082)	(13,082)
March 31, 2001, capital contribution of operations in the amount of $2750	-	-	2,750
June 30, 2001, capital contribution of operations in the amount of $250	-	-	250	-	-
September 30, 2001, capital contribution of operations in the amount of $250	-	-	250	-	-
September 30, 2001, capital contribution of operations in the amount of $250	-	-	5,887	-	-
Net loss for the year ended December 31, 2001	-	-	-	(9,137)	(9,137)
Balances at December 31, 2001	8,481,724	$8,482	$1,634,743	$(1,643,225)	$-
See accompanying notes to financial statements.
NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	Year	Year
	December	December
	2001
	Cash Used
Net Loss	$(9,137)	$(13,082)

Expenses not Requiring an Outlay of Cash:
Depreciation expense	-	315
Cash Flows used in Operating Activities	(9,137)	(12,767)

Cash Provided by Financing Activities:
Advances from shareholders	-	12,200
Capital contribution for services by shareholder	9,137	-
Net Increase Cash Flow from	9,137	12,200

Net Increase in Cash for Period	-	(567)

Cash at Beginning of Period	-	567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

Income Taxes

The Corporation has incurred losses from inception, and has not been subject to any significant income taxes  foreign or U. S. The Company has recognized no income tax assets from future benefits of its loss carry forward, as realization is doubtful. The Corporation has not filed a consolidated tax return, so it is doubtful that any of its losses will be available for U. S. federal income tax purposes, as its operating subsidiary, G.C., incurred the majority of the losses in the development of a Uranium mine in Namibia.

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

D. RELATED PARTY TRANSACTIONS

To insure its continued existence, the Company's primary shareholder has continued to advance funds for its minimal operations, which consisted of accounting and bank fees for the year ended December 31, 2001. These advances, totaling $3250, are reflected in the statements of stockholders' equity as a "capital contribution", thus leaving the Company free of liabilities.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 1, 2001, the Company was informed that KPMG, Chartered Accountants, with offices in Nicosia, Cyprus, were not authorized to sign reports for Securities & Exchange Commission purposes. The audited financial statements of the Company for its year ended December 31, 1999 were prepared by KPMG utilizing international standards of accounting, and therefore not acceptable for filing with the Commission. Notwithstanding the foregoing, the Company's audited financial statements for the year ended December 31, 1999 were erroneously filed as part of the Company's original Form 10SB filing. KPMG further indicated in its February 1, 2001 letter that ".it should be noted that the scope of our work for deriving the respective opinions was limited in the sense that it was not planned to address potential listing." Due to KPMG's inability to act as the Company's auditor, the Company's Board of Directors requested that Randy Simpson CPA of Salt Lake City, Utah to undertake the preparation of the Company's financial statements and accepted the appointment of the Company's auditor.

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

Officers and Directors

The names, addresses, ages and respective positions of the directors and officers of New Century Resources Corporation are as follows. These persons were elected to their respective positions on the date indicated and will, under the Company's By-Laws, serve for one year or until their replacements are elected.
Name and Address	Age	Position Held	Date Elected
George Christodoulou 23 Themistocles Dervis Street 3rd Floor 1066 Nicosia, Cyprus	57	President Director	October 25, 1993
Solon Piitarides Liondiou 1 Street, No. 252 Liamasol, Cyprus	67	Vice-President Director	October 25, 1993
Chloe Papadopoulou 23 Themistocles Dervis Street 3rd Floor 1066 Nicosia, Cyprus	38	Secretary Director	October 25, 1993

Biographical Information on Officers and Directors

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

Involvement in Certain Legal Proceedings

No director, executive officer, or person nominated to become a director or executive officer of the Company, or controlling stockholder has ever - :

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

Common	Director President CEO	George Christodoulou(1)	1,650,000 Record and Beneficial	19.45%
Common	Secretary/ Treasurer Director	Chloe Papadaploulou	20,000 Record and Beneficial	.2%
Common	Vice-President Director	Solon Piitarides	1,000,000 Record and Beneficial	11.79%
Common	5% or more shareholder	Shirley Christodoulou(2)	2,800,000 Record and Beneficial	33.01%
Common	5% or more shareholder	Costa Vassiliades	1,100,000 Record and Beneficial	12.97%
	Officers and Directors (3 Persons) As a group		5,470,000	64.49%

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

The only parent of the Company who maintains any business relationship with the company is George Christodoulou who, with his wife assigned a 70% interest in the Klein Trekkopje Uranium Deposit to the Company in exchange for 7,200,000 of its common shares in 1994. Mr. And Mrs. Christodoulou control approximately 54.5% of the outstanding shares of the Company at this time. Effective December 12, 2000, it was determined by the Company's Board of Directors to divest itself of its uranium prospect for lack of funds to maintain the same and by reason of the continued depressed market for refined uranium. As consideration for the foregoing, Mr. George Christodoulou cancelled indebtedness owed to him by the Company in the approximate sum of $1,000,000. Other than the foregoing, there has been no transaction between the Company and Mr. Christodoulou or any person or corporation with which he has been affiliated since the 1994 transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEW CENTURY RESOURCES CORPORATION

By: /s/ George Christodoulou

George Christodoulou, President and Director

Dated: May 17, 2001

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chloe Papadopoulou

Secretary/Treasurer and Director

Dated: May 17, 2001

By: /s/ Solon Piitarides

Vice-President, Chief Financial Officer and Director

Dated: May 17, 2001