Form 10QSB
period 2002-03-31
NEW CENTURY RESOURCE
filed 2002-05-31
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission file number 000-29243

New Century Resources Corporation

_______________________________________________________________________

(Exact name of small business issuer as specified in its charter)

Nevada 98-0361773

___________________________ ________________________________

(State or other jurisdiction of (IRS Employer Identification Number)

Incorporation or organization)

23 Themispodis Dervis Street, 3rd Floor

Nicosia, Cyprus

_________________________________________

(Address of principal executive offices)

357-2-816226

_______________________________________________

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, a of the latest practicable date:

As of March 31, 2002, the issuer had outstanding 8,481,724 shares of its Common Stock, $0.001 par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of March 31, 2002, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheets of New Century Resources Corporation as of March 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the three months ending March 31, 2002 and March 31, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Century Resources Corporation.

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

/s/ Randy Simpson

Randy Simpson, CPA, P.C.

A Professional Corporation

May 21, 2002

Sandy, Utah

NEW CENTURY RESOURCES CORPORATION

BALANCE SHEET
(Unaudited)
ASSETS	March 31,
2002
Current Assets:
Cash - Bank of Cyprus	$ 0
Total Current Assets	0
Fixed Assets:
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Total Fixed Assets	0
TOTAL ASSETS	$ 0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 0
Total Current Liabilities	0
Shareholders' Equity:
Preferred stock, $ .001 par value, authorized
50,000,000 shares; no shares issued	0

Common stock, $.001 par value, authorized 100,000,000
shares; 8,481,724 shares outstanding at March 31, 2002.	8,482
Additional Paid-In Capital	1,636,675
Accumulated Deficit	(1,645,157)
Total Shareholders' Equity	0
Total Liabilities and Shareholders' Equity	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Income:
Interest income	$ 0	$ 0
Total Income	0	0

Operating Expense:
Legal fees	0	0
Accounting and audit fees	1,932	2,500
General & administrative expenses	0	250
Depreciation expenses	0	0
Total Operating Expense	1,932	2,750

Net Loss	$ (1,932)	$ (2,750)

Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 1998 to March 31, 2002
(Unaudited)
	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity
Balances at December 31, 1998 (restated)	8,481,724	$ 8,482	$ 2,611,544	$ (1,617,474)	$ 1,002,552
Net loss for the year ended December 31, 1999	0	0	0	(3,532)	(3,532)
December 12, 2000; divestiture of subsidary-G. C. Gulf Western
Trading Limited and debt elimination	0	0	(985,938)	0	(985,938)
Net loss for the year ended December 31, 2000	0	0	0	(13,082)	(13,082)
March 31, 2001; capital contribution of operations in the amount of $2750	0	0	2,750	0	2,750
June 30, 2001; capital contribution of operations in the amount of $250	0	0	250	0	250
September 30, 2001; capital contribution of operations in the amount of $250	0	0	250	0	250
September 30, 2001; capital contribution of operations in the amount of $250	0	0	5,887	0	5,887
Net loss for the year ended December 31, 2001	0	0	0	(9,137)	(9,137)
March 12, 2002; capital contribution of operations in the amount of $1,932	0	0	1,932	0	1,932
Net loss from January 1, 2002 through March 31, 2002	0	0	0	(1,932)	(1,932)

Balances at December 31, 2001	8,481,724	$ 8,482	$ 1,636,675	$ (1,645,157)	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001
Cash Used in Operating Activities:
Net Loss	$ (1,932)	$ (2,750)

Cash Flows used in Operating Activities	(1,932)	(2,750)

Cash Provided by Financing Activities:
Capital contribution for services by shareholder	1,932	2,750
Net Increase Cash Flow from Financing Activities	1,932	2,750

Net Increase in Cash for Period	0	0

Cash at Beginning of Period	0	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

A. ORGANIZATION AND ACCOUNTING POLICIES

New Century Resources Corporation divested itself of its 100% owned subsidiary G.C. Gulf Western Trading Limited ("G.C.") on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation's inability to raise the necessary capital to fund the exploration and development of the Trekkopje uranium reserves. In addition, a feasibility study conducted by Dr. Brian Hambleton played crucial role in their decision making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves. The Corporation is now inactive, and with the elimination of the assets and liabilities of G. C., is without any significant assets or liabilities.

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

NEW CENTURY RESOURCES CORPORATION

(Registrant)

Date: 5/31/02

_________________________________________

George Christodoulou

President