Form 10QSB
period 2002-06-30
NEW CENTURY RESOURCE
filed 2002-08-13
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

As of June 30, 2001, the issuer had outstanding 8,481,724 shares of its Common Stock, $0.001 par value.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of June 30, 2001, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheets of New Century Resources Corporation as of June 30, 2001 and December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the three months ending June 30, 2001 and 2000, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Century Resources Corporation.

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

/s/ Randy Simpson

Randy Simpson, CPA, P.C.

A Professional Corporation

September 28, 2001

Sandy, Utah

NEW CENTURY RESOURCES CORPORATION

BALANCE SHEETS

ASSETS	June 30,	December 31,
	2001	2000
	(Unaudited	(Audited)
Current Assets:
Cash - Bank of Cyprus	$-	$-
Total Current Assets	-	-
Fixed Assets:
Office furnishings and equipment	9,866	9,866
Accumulated depreciation	(9,866)	(9,866)
Total Fixed Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$-	$-
Total Current Liabilities	-	-

Shareholders' Equity:
Preferred stock, $ .001 par value, authorized
50,000,000 shares; no shares issued	-	-

Common stock, $.001 par value, authorized
100,000,000 shares; 8,481,724 shares outstanding
at June 30, 2001 and December 31, 2000.	8,482	8,482

Additional Paid-In Capital	1,628,606	1,625,606
Accumulated Deficit		(1,634,088)
Total Shareholders' Equity	-	-

Total Liabilities and Shareholders' Equity	$-	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF
(Unaudited)
	Six Months	Six Months	Three	Three
	Ended	Ended	Ended	Ended
	June 30,	June 30, 2000	June 30,	June 30,

Income:
Interest income	-	-	-	-
Total Income	-	-	-	-

Operating Expense:
Legal fees	-	10,000	-	-
Accounting and audit fees	2,500	500	-	500
General & administrative	500	-	250	26
Depreciation expenses	-	184	-	79
Total Operating Expense	3,000	10,684	250	605

Net Loss	$(3,000)	$(10,684)	$(250)	$(605)

Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.000)	$(0.001)	$(0.000)	$(0.000)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724	8,481,724	8,481,724

See accompanying notes to

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 1998 to June
(Unaudited)

	Common	Commo
	Stock	Stock	Paid-In	Accumulat	Total
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31,		$8,482

Net loss for the year ended	-	-	-	(3,532)	(3,532)

Divestiture of subsidary-G. C. Gulf
Trading Limited and debt	-	-	(985,938)	-	(985,938)

Net loss for the year ended	-	-	-	(13,082)	(13,082)

March 31, 2001, capital
in the amount of $2750	-	-	2,750	-	2,750

June 30, 2001, capital contribution
of $250	-	-	250	-	-

Net loss for the six months	-	-	-	(3,000)	(3,000)

Balances at June 30, 2001		$8,482			$-

See accompanying notes to

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000
Cash Used in Operating Activities:
Net Loss	$(3,000)	$(10,079)

Expenses not Requiring an Outlay of Cash:
Depreciation expense	-	157
Cash Flows used in Operating Activities	(3,000)	(9,922)

Cash Provided by Financing Activities:
Advances from shareholder	-	10,500
Capital contribution for services by shareholder	3,000	-
Net Increase Cash Flow from	3,000	10,500

Net Increase in Cash for Period	-	578

Cash at Beginning of Period	-	567

CASH AND CASH EQUIVALENTS AT END OF	$-	$1,145

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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