Form 10QSB
period 2002-09-30
NEW CENTURY RESOURCE
filed 2002-11-14
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

As of September 30, 2002, the issuer had outstanding 8,481,724 shares of its Common Stock, $0.001 par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of September 30, 2002, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheets of New Century Resources Corporation as of September 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the three months ending September 31, 2002 and September 31, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Century Resources Corporation.

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

/s/ Randy Simpson

Randy Simpson, CPA, P.C.

A Professional Corporation

November 8, 2002

Sandy, Utah
NEW CENTURY RESOURCES CORPORATION

BALANCE SHEET
(Unaudited)
ASSETS	September 31,
2002
Current Assets:
Cash - Bank of Cyprus	$ 0
Total Current Assets	0
Fixed Assets:
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Total Fixed Assets	0
TOTAL ASSETS	$ 0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 0
Total Current Liabilities	0
Shareholders' Equity:
Preferred stock, $ .001 par value, authorized
50,000,000 shares; no shares issued	0

Common stock, $.001 par value, authorized 100,000,000
shares; 8,481,724 shares outstanding at September 31, 2002.	8,482
Additional Paid-In Capital	1,636,675
Accumulated Deficit	(1,645,157)
Total Shareholders' Equity	0
Total Liabilities and Shareholders' Equity	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 31, 2002	September 31, 2001

Income:
Interest income	$ 0	$ 0
Total Income	0	0

Operating Expense:
Legal fees	0	0
Accounting and audit fees	1,932	2,500
General & administrative expenses	0	250
Depreciation expenses	0	0
Total Operating Expense	1,932	3,250

Net Loss	$ (1,932)	$ (3,250)

Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 1998 to September 31, 2002
(Unaudited)
	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity
Balances at December 31, 1998 (restated)	8,481,724	$ 8,482	$ 2,611,544	$ (1,617,474)	$ 1,002,552
Net loss for the year ended December 31, 1999	0	0	0	(3,532)	(3,532)
December 12, 2000; divestiture of subsidary-G. C. Gulf Western
Trading Limited and debt elimination	0	0	(985,938)	0	(985,938)
Net loss for the year ended December 31, 2000	0	0	0	(13,082)	(13,082)
March, 2001; capital contribution of operations in the amount of $2750	0	0	2,750	0	2,750
June 30, 2001; capital contribution of operations in the amount of $250	0	0	250	0	250
September 30, 2001; capital contribution of operations in the amount of $250	0	0	250	0	250
September 30, 2001; capital contribution of operations in the amount of $250	0	0	5,887	0	5,887
Net loss for the year ended December 31, 2001	0	0	0	(9,137)	(9,137)
March 12, 2002; capital contribution of operations in the amount of $1,932	0	0	1,932	0	1,932
Net loss from January 1, 2002 through September 31, 2002	0	0	0	(1,932)	(1,932)

Balances at September 30, 2002	8,481,724	$ 8,482	$ 1,636,675	$ (1,645,157)	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended

	September 31, 2002	September 31, 2001
Cash Used in Operating Activities:
Net Loss	$ (1,932)	$ (3,250)

Cash Flows used in Operating Activities	(1,932)	(3,250)

Cash Provided by Financing Activities:
Capital contribution for services by shareholder	1,932	3,250
Net Increase Cash Flow from Financing Activities	1,932	3,250

Net Increase in Cash for Period	0	0

Cash at Beginning of Period	0	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 31, 2002

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

NEW CENTURY RESOURCES CORPORATION

Date: 11/8/2002

_________________________________________

George Christodoulou

President