Form 10KSB
period 2002-12-31
NEW CENTURY RESOURCE
filed 2003-04-04
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________

Commission file number 0-29243

New Century Resources Corporation

(Name of small business issuer in its charter)

Nevada 98-0361773

(State or other jurisdiction of incorporation or(I.R.S. Employer Identification No.) organization)

23 Themistodis Dervis Street, Nicosia, Cyprus1311

(Address of principal executive offices)(Zip Code)

Issuer's telephone number :(011) 357-2-457076

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which Registered Securities registered under Section 12(g) of the Exchange Act:

Common

__________________________________

(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2002 $0.00

The aggregate market value of the voting common equity held by non-affiliates is $0.00, as the registrants common equity has not been listed for trading purposes on any exchange for more than 60 days prior to this filing.

As of December 31, 2002, the registrant has 8,841,724 common shares issued and outstanding.

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

The Company presently has no assets or liabilities and does not engage in any business operations of any kind of nature. The Company has no commitments, understandings, or agreements with regard to any proposed business operations or opportunities. Management has during the past fiscal year, and continues to actively solicit interested third parties who may be interested in acquiring a controlling interest in what is essentially a "shell" corporation. Such transactions are commonly referred to as "reverse mergers", whereby the Company would acquire all the issued and outstanding shares of a private entity in exchange for a controlling interest in the public company. No assurance can be given that Management of the Company will be successful in attracting a suitable candidate for this type of transaction or some other type of business combination; or what time frame might be involved in consummating any such transaction.

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

The Company has approximately 370 shareholders of record.

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

ITEM 7. FINANCIAL STATEMENTS

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Phone (801) 572-3009

Fax (801) 606-2895

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, Nevada

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheet of New Century Resources Corporation as of December 31, 2002 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2002, and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with generally accepted accounting principles.

/s/ Randy Simpson

Randy Simpson, CPA, P.C.

A Professional Corporation

March 22, 2003

Sandy, Utah

New Century Resources Corporation

BALANCE SHEET

December 31, 2002

ASSETS
Current Assets:
Cash -Bank of Cyprus	$-
Total current assets	-
Fixed Assets:
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Net fixed assets	-
Total Assets	$-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$615
Total current liabilities	$615
Shareholders Equity:
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued	-
Common stock, $.001 par value, authorized 100,000,000 shares; 8,481,724 shares outstanding	8,482
Additional paid in capital	1,636,675
Accumulated deficit	(1,645,772)
Total Shareholders' Equity	(615)
Total Liabilities and Shareholders' Equity	$-

See accompanying notes to financial statements

New Century Resources Inc.

STATEMENT OF OPERATIONS

	Year Ended December 31, 2002	Year Ended December 31, 2001
Income:
Interest income	-	-
Total income	-	-
Operating expense:
Professional fees	2,547	2,500
General & administrative expenses	-	6,637
Total operating expense	2,547	9,137
Net Loss	$(2,547)	$(9,137)
Net loss per common share (basic and fully diluted)	$(0.00)	$(0.00)
Weighted average shares outstanding -primary and fully dulited	8,481,724	8,481,724

See accompanying notes to financial statements

New Century Resources Corporation

Statements of Stockholders' Equity

From December 31, 1998 to December 31, 2000

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Deficit
Balances at December 31, 1998 restated	8,481,724	$8,482	$2,611,544	$(1,617,474)	$1,002,552
Net loss year ended December 31, 1999	-	-	-	(3,532)	(3,532)
Divestiture of subsidary - G. C. Gulf Western Trading Limited and debt elimination December 12, 2000	-	-	(985,938)	-	(985,938)
Net loss year ended December 31, 2000	-	-	-	(13,082)	(13,082)
March 31, 2001, capital contribution of operations in the amount of $2750	-	-	2,750	-	2,750
June 30, 2001, capital contribution of operation in the amount of $250	-	-	250	-	250
September 30, 2001, capital contribution of operations in the amount of $250	-	-	250	-	250
December 31, 2001, capital contribution of operations in the amount of $250	-	-	5,887	-	5,887
Net Loss for the year ended December 31, 2001	-	-	-	(9,137)	(9,137)
March 31, 2002, capital contribution of operations in the amount of $1,932	-	-	1,932	-	1,932
Net Loss for the year ended December 31, 2002	-	-	-	(2,547)	(2,547)
Balances at December 31, 2002	8,481,724	8,482	$1,636,675	$(1,645,772)	$(615)

See accompanying notes to financial statements

New Century Resources Corporation

STATEMENTS OF CASH FLOW

	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash used in operating activities:
Net loss	$(2,547)	$(9,137)
Adjustments to Reconcile Net Loss to Cash Flows used in Operations:
Increase in accounts Payable	615	-
Cash flows used in operating activities	(1,932)	(9,137)
Net Cash Used in Operating Activities
Cash provided by financing activities:
Capital contribution by shareholder for expenses	1,932	9,137
Net increase cash flow from financing activities	1,932	1,932
Net increase in cash for period	-	-
Cash at beginning of period	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	-	-

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NEW CENTURY RESOURCES CORPORATION

DECEMBER 31, 2002

A. ORGANIZATION AND ACCOUNTING POLICIES

New Century Resources Corporation divested itself of its 100% owned subsidiary G.C. Gulf Western Trading Limited (" G.C.") on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation's inability to raise the necessary capital to fund the exploration and development of the Trekkopje uranium reserves. In addition, a feasibility study conducted by Dr. Brian Hambleton played crucial role in their decision making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves. The Corporation is now inactive, and with the elimination of the assets and liabilities of G.C., is without any significant assets or liabilities.

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

B. COMMON STOCK

The Corporation has no stock options or other dilutive stock instruments outstanding. The Corporation reverse split its stock 91:1 in October 1993 and redeemed 520,000 shares in the year ending December 31,1997 for a contribution to capital of $1,425. The Corporation has had no other stock transactions since this date.

C. DIVESTURE OF G.C. GULF WESTERN TRADING LIMITED  RESTATEMENT OF PRIOR ACCOUNTING

On December 12, 2000, the Company divested itself of its 100% owned subsidiary and its primary stockholder forgave the balance owed him in the amount of $1,046,640. The transaction resulted in a reduction of paid-in capital for the Corporation of $985,938, which is the amount of the capitalized mineral development costs in excess of the liabilities eliminated. The Company had an option to acquire the Klein Trekkopje Uranium deposit in Namibia for $8,500,000, subject to confirmation of the Uranium reserves through a drilling program. The Corporation's prior auditors reflected the option liability price as paid-in capital; however, U.S. Generally Accepted Accounting Principles (GAAP) requires the liability for the purchase price to be carried as a liability. Therefore, the Corporation's paid-in capital was restated reflecting the reduction of the $8,500,000 option, which has not been exercised to date.

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
Name and Address	Age	Position Held	Date Elected
George Christodoulou 23 Themistocles Dervis Street 3rd Floor 1066 Nicosia, Cyprus	58	President Director	October 25, 1993 October 25, 1993
Solon Piitarides Liondiou 1 Street, No. 252 Liamasol, Cyprus	68	Vice-President Director	October 25, 1993 October 25, 1993
Chloe Papadopoulou 23 Themistocles Dervis Street 3rd Floor 1066 Nicosia, Cyprus	39	Secretary Director	October 25, 1993 October 25, 1993

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

ITEN 10. EXECUTIVE COMPENSATION

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
Title of Class	Position(s)With or Relationship to Company	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Current
Common	Director President CEO	George Christodoulou (1) Record and Beneficial	1,650,000	19.45%
Common	Secretary, Treasurer Director	Chloe Papadaploulou Record and Beneficial	20,000.2%
Common	Vice President Director	Solon Pittarides Record and Beneficial	1,000,000	11.79%
Common	5% or more shareholder	Shirley Christodoulou (2) Record and Beneficial	2,800,000	33.01%
Common	5% or more shareholder	Costa Vassiliades Record and Beneficial	1,100,000	12.97%
	Officers and Directors ( 3 persons) As a group		5,470,000	64.49%

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

As of the date of this report, there are approximately 370 shareholders of record.

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

Dated: March 27, 2003

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chloe Papadopoulou

Secretary/Treasurer and Director

Dated: March 27, 2003

By: /s/ Solon Piitarides

Vice-President, Chief Financial Officer and Director

Dated: March 27, 2003