Form 10QSB
period 2003-03-31
NEW CENTURY RESOURCE
filed 2003-12-02
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

PART I

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of March 31, 2003, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheets of New Century Resources Corporation as of March 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the three months ending March 31, 2003 and March 31, 2002, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Century Resources Corporation.

3A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Randy Simpson, CPA, P.C.

A Professional Corporation

May 6, 2003

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

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Income:
Interest income	$ 0	$ 0
Total Income	0	0

Operating Expense:
Legal fees	0	0
Accounting and audit fees	1,932	2,500
General & administrative expenses	0	250
Depreciation expenses	0	0
Total Operating Expense	1,932	2,750

Net Loss	$ (1,932)	$ (2,750)

Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724

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

March 31, 2003

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

NEW CENTURY RESOURCES CORPORATION

Date: November 25, 2003

_________________________________________

George Christodoulou

President