Form 10QSB
period 2003-09-30
NEW CENTURY RESOURCE
filed 2003-12-02
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, the issuer had outstanding 8,481,724 shares of its Common Stock, $0.001 par value.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of September 30, 2003, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

Randy Simpson CPA, P.C.

11775 South Nicklaus Road

Sandy, Utah 84092

Fax & Phone (801) 572-3009

Board of Directors and Stockholders

New Century Resources Corporation

Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheets of New Century Resources Corporation as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the nine months ending September 30, 2003 and September 30, 2002, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Century Resources Corporation.

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

Randy Simpson, CPA, P.C.

A Professional Corporation

October 15, 2003

NEW CENTURY RESOURCES CORPORATION
BALANCE SHEETS
September 2003 (Unaudited)
ASSETS
Current Assets:
Cash - Bank of Cyprus	$-
Total Current Assets	-
Fixed Assets:
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Total Fixed Assets	-

TOTAL ASSETS	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$-
Total Current Liabilities	-

Shareholders' Equity:
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued	-
Common stock, $.001 par value, authorized 100,000,000 shares; 8,481,724 shares outstanding at September 30, 2003 and December 31, 2002.	8,482
Additional Paid-In Capital	1,638,298
Accumulated Deficit	(1,646,780)
Total Shareholders' Equity	-

Total Liabilities and Shareholders' Equity	$-
See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002
Income:
Interest income	-	-
Total Income	-	-

Operating Expense:
Professional Fees	1,008	1,932
Total Operating Expense	1,008	1,932

Net Loss	$(1,008)	$(1,932)

Net Loss Per Common Share (Basic and Fully Diluted)	$(0.000)	$(0.000)

Weighted Average Shares Common Stock Outstanding	8,481,724	8,481,724
See accompanying notes to financial

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 1998 to September 30, 2003 (Unaudited)
	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity
Balances at December 31, 1998 (restated)	8,481,724	$8,482	$2,611,544	$(1,617,474)	$1,002,552
Net loss for the year ended December 31, 1999	-	-	-	(3,532)	(3,532)
Divestiture of subsidary-G. C. Gulf Western
Trading Limited and debt elimination December 12, 2002	-	-	(985,938)	-	(985,938)
Net loss for the year ended December 31, 2000	-	-	-	(13,082)	(13,082)
March 31, 2001, capital contribution of operations in the amount of $2750	-	-	2,750	-	2,750
June 30, 2001 capital contribution of operations in the amount of $250	-	-	250	-	250
September 30, 2001, capital contribution of operations in the amount of $250	-	-	250	-	250
December 31, 2001, capital contribution of operations in the amount of $5887	-	-	5,887	-	5,887
Net loss for the year ended December 31, 2001	-	-	-	(9,137)	(9,137)
March 31, 2002, capital contribution of operations in the amount of $1,932	-	-	1,932	-	1,932
Net loss for the year ended December 31, 2002	-	-	-	(2,547)	(2,547)
January 15, 2003 capital contribution of operations in the amount of $615	-	-	615	-	615
June 20, 2003 capital contribution of operations in the amount of $673	-	-	673	-	673
August 23, 2003 capital contribution of operations in the amount of $335	-	-	335	-	335
Net loss for the nine months ended September 30, 2003	-	-	-	(1,008)	(1,008)
Balances at September 30, 2003	8,481,724	$8,482	$1,638,298	$(1,646,780)	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended Sept. 30. 2003	Nine Months Ended Sept. 30. 2002
Cash Used in Operating Activities:
Net Loss	$(1,008)	$(1,932)

Adjustements to Reconcile net Loss to Cash Flows used in Operations:
Decrease in accounts payable	(615)	-
Net Cash used in Operating Activities	(1,623)	(1,932)

Cash Provided by Financing Activities:
Capital contribution for services by shareholder	1,623	1,932
Net Increase Cash Flow from Financing Activities	1,623	1,932

Net Increase in Cash for Period	-	-

Cash at Beginning of Period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

NEW CENTURY RESOURCES CORPORATION

(Registrant)

Date: 10/15/2003

/s/ George Christodoulou

George Christodoulou, President and Director