Form 10KSB
period 2003-12-31
NEW CENTURY RESOURCE
filed 2004-08-12
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2003

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

Common

__________________________________

(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2003 $0.00

The aggregate market value of the voting common equity held by non-affiliates is $0.00, as the registrants common equity has not been listed for trading purposes on any exchange for more than 60 days prior to this filing.

As of December 31, 2003, the registrant has 8,841,724 common shares issued and outstanding.

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

Divestiture of Klein Trekkopje Uranium Deposit

Effective December 12,2000, pursuant to resolutions adopted by the Company's Board of Directors, the Company divested itself of its wholly owned subsidiary, G.C. Gulf Western Trading Limited. The continued depressed market for uranium was the determining factor in this decision, coupled with the inability to raise the capital sufficient to pay the on-going expenses of maintaining the prospecting grant. As consideration for the foregoing, George Christodoulou, the President and a director of the Company canceled approximately $1,000,000 of indebtedness owed to Mr. Christodoulou.

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

ITEM 7. FINANCIAL STATEMENTS

New Century Resources Corporation

Nicosia, Cyprus

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of New Century Resources Corporation as of December 31, 2003 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2003. We did not audit the statements of operations, stockholder's equity and cash flow for the year ended December 31, 2002. These statements were audited by another auditor whose report has been furnished to us, and our opinion, in so far as it relates to the year ended December 31, 2002, is based solely upon the report of the other auditor. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Madsen & Associates CPAs Inc

August 5, 2004

Salt Lake City, Utah

New Century Resources Corporation

BALANCE SHEET

December 31, 2003

ASSETS
Current Assets:
Cash	$-
Total current assets	-
Fixed Assets:
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Total Fixed Assets	$-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$125,000
Total current liabilities	$125,000
Shareholders Equity (deficit):
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued at December 31, 2003	-
Common stock, $.001 par value, authorized 100,000,000 shares; 8,481,724 shares outstanding at December 31, 2003	8,482
Additional paid in capital	1,639,158
Accumulated deficit	(1,772,640)
Total Shareholders' Equity	(125,0005)
Total Liabilities and Shareholders' Equity	$-

See accompanying notes to financial statements

New Century Resources Inc.

STATEMENT OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 31, 2002
REVENUE:	$-	$-
TOTAL REVENUE	-	-
Operating expense:
General & administrative expenses	-	-
Professional Fees	126,868	2,547
Total operating expense	126,868	2,547
Net Loss	(126,868)	(2,547)
Net loss per common share (basic and fully diluted)	$(0.01)	$(0.00)
Weighted average shares outstanding -primary and fully diluted	8,481,724	8,481,724

See accompanying notes to financial statements

New Century Resources Corporation

Statements of Stockholders' Equity

From January 1, 2002 to December 31, 2003

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Deficit
Balances at January 1, 2002	8,481,724	$8,482	$1,634,743	$(1,643,225)	$0
March 31, 2002, capital contribution for payment of expenses	-	-	1,932	-	1,932
Net loss year ended December 31,2002	-	-	-	(2,547)	(2,547)
December 31, 2003, capital contribution for payment of expenses	-	-	2,483	-	2,483
Net loss year ended December 31, 2003	-	-	-	(126,868)	(126,868)
Balances at December 31, 2003	8,481,724	8,482	$1,639,158	$(1,772,640)	$(125,000)

See accompanying notes to financial statements

New Century Resources Corporation

STATEMENTS OF CASH FLOW

	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash used in operating activities:
Net loss	$(126,868)	$(2,547)
Adjustments to Reconcile Net Loss to Cash Flows used in Operations:
Increase in accounts Payable	124,385	615
Cash flows used in operating activities	(2,483)	(1,932)
Net Cash Used in Operating Activities
Cash provided by financing activities:
Capital contribution by shareholder for expenses	2,483	1,932
Net increase cash flow from financing activities	2,483	1,932
Net increase in cash for period	-	-
Cash at beginning of period	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	-	-

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NEW CENTURY RESOURCES CORPORATION

DECEMBER 31, 2003

A. ORGANIZATION AND ACCOUNTING POLICIES

New Century Resources Corporation (the Company) was incorporated under the laws of the State of Utah in July of 1979 as WEM Petroleum, Inc. In October 1993, the Corporation changed its name to New Century Resources Corporation, acquiring 100% of the outstanding stock of G.C. Gulf Western Trading Limited (G.C.) In exchange for 7,200,000 shares of stock, which gave the stockholders of G.C. control of the Corporation by which it has conducted its operations. This acquisition was accounted for as a reverse merger or recapitalization of G.C. No goodwill or other write-up to fair market value of the assets of G.C. occurred at the time of the merger. In 1994 the company was redomiciled in the state of Nevada.

The Company divested itself of its 100% owned subsidiary G.C. Gulf Western Trading Limited (" G.C.") on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation's inability to raise the necessary capital to fund the exploration and development of the Trekkopje uranium reserves. In addition, a feasibility study conducted by Dr. Brian Hambleton played crucial role in their decision making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

Loss per share is based on the weighed average number of shares outstanding during the period. The company adopted SFAS No. 128, "Earnings Per Share."

B. COMMON STOCK

The Corporation has no stock options or other dilutive stock instruments outstanding. The Corporation reverse split its stock 91:1 in October 1993 and redeemed 520,000 shares in the year ending December 31,1997 for a contribution to capital of $1,425. The Corporation has had no other stock transactions since this date.

At December 31, 2003, the Company had a liability of $125,000 in accrued consulting fees. On June 2, 2004, the Company issued 4,000,000 shares of common stock, valued at $.03 per share, satisfying the $125,000 debt.

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

The Company has changed its accountant for purposes of auditing its year end financial statements for the period ended December 31, 2003. The accounting firm of Madsen & Associates CPA's, Inc. have been retained as the Company's independent auditing firm. This change in independent auditors took place solely for the reason that the Company's former independent accountant, Randy Simpson, failed to maintain his active status or otherwise is no longer qualified to practice before the Securities and Exchange Commission. The Company is not aware of any disagreements between the Company and Randy Simpson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Randy Simpson, would have caused him to make reference to the subject matter of the disagreement(s) in connection with the report.

Mr. Simpson resigned and declined to stand for re-election due to his disqualification.

Other than the foregoing, the Company is unaware of any differences or disagreements with its former accountants as to accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

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

Chloe Papadapoulou

Since 1985 Ms. Papadopoulou has been employed by GC Gulf Minerals, Ltd. Initially she acted as telephone-telex operator and performed filing and secretarial services. In 1987 she became the office administrator for the Gulf group of companies and has, since 1988, been the Secretary of the Gulf group of companies and acted as personal assistant and business adviser to Mr. George Christodoulou, Chairman and CEO of the Companies.

Significant Employees

At the present time the only person performing significant services for the Company is George Christodoulou who is serving without compensation. Required ministerial services are performed by employees of the Gulf Western Companies of which Mr. Christodoulou is also president, without charge to the Company.

Involvement in Certain Legal Proceedings

No director, executive officer, or person nominated to become a director or executive officer of the Company, or controlling stockholder has ever:

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

The only parent of the Company who maintains any business relationship with the company is George Christodoulou who, with his wife assigned a 70% interest in the Klein Trekkopje Uranium Deposit to the Company in exchange for 7,200,000 of its common shares in 1994. Mr. And Mrs. Christodoulou control approximately 54.5% of the outstanding shares of the Company at this time. Effective December 12, 2000, it was determined by the Company's Board of Directors to divest itself of its uranium prospect for lack of funds to maintain the same and by reason of the continued depressed market for refined uranium. As consideration for the foregoing, Mr. George Christodoulou canceled indebtedness owed to him by the Company in the approximate sum of $1,000,000. Other than the foregoing, there has been no transaction between the Company and Mr. Christodoulou or any person or corporation with which he has been affiliated since the 1994 transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEW CENTURY RESOURCES CORPORATION

By: /s/ George Christodoulou

George Christodoulou, President and Director

Dated: August 12, 2004

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chloe Papadopoulou

Secretary/Treasurer and Director

Dated: August 12, 2004

By: /s/ Solon Piitarides

Vice-President, Chief Financial Officer and Director

Dated: August 12, 2004