Form 10QSB
period 2004-03-31
NEW CENTURY RESOURCE
filed 2004-08-12
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission file number 000-29243

New Century Resources Corporation

_______________________________________________________________________

(Exact name of small business issuer as specified in its charter)

Nevada 98-0361773

___________________________ ________________________________

(State or other jurisdiction of (IRS Employer Identification Number)

Incorporation or organization)

5 Vassili Michaelide, Lakatania, Nicosia, Cyprus 2314

_________________________________________

(Address of principal executive offices)

011-357-22-816226

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

As of March 31, 2004, the issuer had outstanding 8,481,724 shares of its Common Stock, $0.001 par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of March 31, 2004, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.
NEW CENTURY RESOURCES CORPORATION BALANCE SHEETS
ASSETS
	March 31, 2004	December 31, 2003
Current Assets:
Cash	$ 0	$ 0
Total Current Assets	0	0
Fixed Assets:
Office furnishings and equipment	9,866	9,866
Accumulated depreciation	(9,866)	(9,866)
Total Fixed Assets	0	0
TOTAL ASSETS	$ 0	$ 0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$125,000	$125,000
Total Current Liabilities	$125,000	$125,000
Shareholders' Equity:
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued		0
Common stock, $.001 par value, authorized 100,000,000 shares; 8,481,724 shares outstanding at March 31, 2004 and December 31, 2003	8,482	8,482
Additional Paid-In Capital	1,639,158	1,639,158
Retained Earnings (Deficit)	(1,772,640)	(1,772,640)
Total Shareholders' Equity (Deficit)	(125,000)	(125,000)
Total Liabilities and Shareholders' Equity	$0	$ 0
See accompanying notes to financial statements.
NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenue:	$ 0	$ 0
Total Revenue	0	0

Operating Expense:
General & administrative expenses	0	0
Professional Fees	0	1,008
Total Operating Expense	0	(1,008)

Net Loss	0	(1,008)

Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)

Weighted Average Shares
Common Stock Outstanding	8,481,724	8,481,724

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash Used in Operating Activities:
Net Loss	0	$ (1,008)

Cash Flows used in Operating Activities	0	$ (1,008)

Cash Provided by Financing Activities:
Capital contribution for services by shareholder	0	$ 1,008
Net Increase Cash Flow from Financing Activities	0	$ 1,008

Net Increase in Cash for Period	0	0

Cash at Beginning of Period	0	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

A. ORGANIZATION AND ACCOUNTING POLICIES

New Century Resources Corporation (the Company), was incorporated under the laws of the State of Utah in July of 1979 as WEM Petroleum, Inc. In October 1993, the Corporation changed its name to New Century Resources Corporation, acquiring 100% of the outstanding stock of G.C. Gulf Western Trading Limited (G.C.) in exchange for 7,200,000 shares of stock, which gave the stockholders of G.C. control of the Corporation by which it has conducted its operations. This acquisition was accounted for as a reverse merger or recapitalization of G.C. No goodwill or other write-up to fair market value of the assets of G.C. occurred at the time of the merger. In 1994, the company was redomiciled in the state of Nevada.

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

INCOME TAXES

The Company has incurred losses from inception, and has not been subject to any significant income taxes  foreign or U. S. The Company has recognized no income tax assets from future benefits of its loss carry forward, as realization is doubtful. The Company has not filed a consolidated tax return, so it is doubtful that any of its losses will be available for U. S. federal income tax purposes, as its operating subsidiary, G.C., incurred the majority of the losses in the development of a Uranium mine in Namibia.

OFFICE FURNITURE., EQUIPMENT AND DEPRECIATION

The Company's office furniture and equipment are stated at cost. Depreciation has been provided on the straight-line basis over periods of five to ten years.

FOREIGN CURRENCY

The Company has no significant foreign currency gains or losses in the translation of either balance sheets or income statements amounts, as the majority of its operations have been conducted in U.S. dollars.

B. COMMON STOCK

The Company has no stock options or other dilutive stock instruments outstanding. The Company reverse split its stock 91:1 in October 1993 and redeemed 520,000 shares in the year ending December 31,1997 for a contribution to capital of $1,425. The Company has had no other stock transactions since this date.

At December 31, 2003, the Company had a liability of $125,000 in accrued consulting fees. On June 2, 2004, the Company issued 4,000,000 shares of common stock, valued at $.03 per share, satisfying the $125,000 debt.

C. DIVESTURE OF G.C. GULF WESTERN TRADING LIMITED

On December 12, 2000, the Company divested itself of its 100% owned subsidiary and its primary stockholder forgave the balance owed him in the amount of $1,046,640. The transaction resulted in a reduction of paid-in capital for the Corporation of $985,938, which is the amount of the capitalized mineral development costs in excess of the liabilities eliminated. The Company had an option to acquire the Klein Trekkopje Uranium deposit in Namibia for $8,500,000, subject to confirmation of the Uranium reserves through a drilling program. The Company's prior auditors reflected the option liability price as paid-in capital; however, U.S. Generally Accepted Accounting Principles (GAAP) requires the liability for the purchase price to be carried as a liability. Therefore, the Company's paid-in capital was restated reflecting the reduction of the $8,500,000 option, which has not been exercised to date.

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

Date: August 12, 2004

/s/ George Christodoulou

President