Form 10QSB
period 2004-06-30
NEW CENTURY RESOURCE
filed 2004-08-12
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004 the issuer had outstanding 12,481,724 shares of its Common Stock, $0.001 par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

The Unaudited Financial statements of New Century Resources Corporation, a Nevada Corporation, (the "Company") as of June 30, 2004, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the company.

NEW CENTURY RESOURCES CORPORATION BALANCE SHEET
ASSETS	June 30, 2004	December 31, 2003

Current Assets:
Cash		$ 0
Total Current Assets		0
Fixed Assets:
Office furnishings and equipment	9,866	9,866
Accumulated depreciation	(9,866)	(9,866)
Total Fixed Assets	0	0
TOTAL ASSETS	$ 0	$ 0
LIABILITIES AND SHAREHOLDERS' (Deficit)

Current Liabilities:
Accounts payable	557	$125,000
Total Current Liabilities	557	$125,000
Shareholders' Equity:
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued	0	0
Common stock, $.001 par value, Authorized 200,000,000 shares; 12,481,724 shares outstanding at June 30, 2004 and 8,481,724 shares outstanding at December 31, 2003	12,482	8,482
Additional Paid-In Capital	1,760,158	1,639,158
Retained Earnings (Deficit)	(1,773,197)	(1,772,640)
Total Shareholders' Equity (Deficit)	(557)	(125,000)
Total Liabilities and Shareholders' Equity	$0	$ 0
See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION STATEMENTS OF OPERATIONS (Unaudited)
	Six Months Ended June 30, 2004 June 30, 2003		Three Months Ended June 30, 2004 June 30, 2003

Revenue:	0	0	0	0
Total Revenue	0	0	0	0

Operating Expense:
General & administrative expenses	557	0	557	0
Professional Fees	0	1,008
Total Operating Expense	557	1,008	557
Net Loss	(557)	(1,008)	(557)

Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Common Stock Outstanding	9,148,391	8,481,724	9,815,057	8,481,724

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Cash Used in Operating Activities:
Net Loss	$ (557)	$ (1,008)
Adjustments to Reconcile Net Loss to Cash Flows used in Operations:
Issuance of common stock for services rendered	125,000	0
(Decrease) in accounts payable	(124,443)	0
Net Cash used in Operating Activities	0	(1,008)
Cash Provided by Financing Activities:
Capital contribution for services by shareholder	0	1,008
Net Increase Cash Flow from Financing Activities	0	1,008

Net Increase in Cash for Period	0	0

Cash at Beginning of Period	0	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0	$ 0

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

The Company filed a Certificate of Amendment with the state of Nevada on June 23, 2004, changing the authorized number of shares that the Company is authorized to issue. The number of preferred shares authorized has remained at 50,000,000 and the number of shares authorized has been increased to 200,000,000. The par value of each share remains at $.001 per share.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

A Certificate of Amendment tot he Articles of Incorporation of the registrant was filed with the Secretary of State of Nevada on June 23, 2004. ARTICLE IV-STOCK was amended as follows:

ARTICLE IV - STOCK (a) the Corporation is authorized to issue two classes of shares to be designated "preferred" and "Common". The Total number of shares which the corporation is authorized to is Two hundred fifty million (250,000,000) shares. The number of preferred shares authorized in Fifty Million (50,000,000) shares, and the par value of each share is $.001. The number of common shares authorized is Two hundred Million (200,000,000) shares, and the par value of each share is $.001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant's Articles of Incorporation were amended effective with the filing thereof with the Nevada Secretary of States office on June 23, 2004, increasing the authorized common shares to two hundred million (200,000,000). A Special Meeting of shareholders was held on the 22nd day of June at 21539 St. Andrews Grand Circle, Boca Raton, FL 33486 for the sole purpose of considering the foregoing amendment. On the Record date of the Meeting, June 7, 2004, there were 12,481,724 shares issued and outstanding. The Special meeting of Shareholders was called and held without notice pursuant to the provisions of Chapt. 78.320 of the Nevada Revised Statutes, which provides for an affirmative vote of majority of the issued and outstanding shares of the registrant present in person or by proxy to approve a proposal(s). On the date of the Meeting 10,570,000 shares voted in the favor of the amendment and -0- shares voted against the adoption of the amendment.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) Reports on Form 8-K

The registrants report on Form 8K filed August 12, 2004 is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY RESOURCES CORPORATION

Date: August 12, 2004

/s/ George Christodoulou

George Christodoulou

President