Form 10QSB
period 2004-09-30
NEW CENTURY RESOURCE
filed 2005-07-05
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission file number 000-29243

New Century Resources Corporation

(Exact name of small business issuer as specified in its charter)

Nevada 98-0361773

(State or other jurisdiction of Incorporation or organization)(IRS Employer Identification No)

5 Vassili Michaelide, Lakatania, Nicosia , Cyprus 2314

Nicosia , Cyprus

(Address of principal executive offices)

(011)-357-22-816226

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [] No [X ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2004 , the issuer had outstanding 12,481,724 shares of its Common Stock, $0.001 par value.
PART I

ITEM 1. FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of September 30, 2004 , were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

NEW CENTURY RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)
ASSETS
	September 30, 2004	December 31, 2003
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
Fixed Assets:
Office furnishings and equipment	9,866	9,866
Accumulated depreciation	(9,866)	(9,866)
Total Fixed Assets	-	-
TOTAL ASSETs	$-	$-
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$2,457	$125,000
Total Current Liabilities	2,457	125,000
Stockholders' Equity (Deficit):
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued at September 30, 2004 and at December 31, 2003	-	-
Common stock, $.001 par value, authorized 200,000,000 shares; 12,481,724 shares issued and outstanding at September 30, 2004 and 8,481,724 shares issued and outstanding at December 31, 2003	12,482	8,482
Additional Paid-In Capital	1,760,158	1,639,158
Retained Earnings (Deficit)	(1,775,097)	(1,772,640)
Total Stockholders' Equity (Deficit)	(2,457)	(125,000)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-
See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED )
	Nine Months Ended		Three Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenue:	$-	$-	$-	$-
Total Revenue	-	-	-	-
Operating Expense:
General & administrative expenses	2,457	-	1,900	-
Professional fees	-	1,008	-
Total Operating Expense	2,457	1,008	1,900	-
Net Loss	$(2,457)	$(1,008)	$(1,900)	$-
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted Average Shares
Common Stock Outstanding	10,259,502	8,481,724	12,481,724	8,481,724
See accompanying notes to financial statements

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
	Nine Months Ended		Six Months Ended
	September 30, 2004	September 30, 2003	June 30, 2004	June 30, 2003
Cash Used in Operating Activities:
Net Loss	(2,457)	(1,000)	$(557)	$(1,008)
Adjustments to Reconcile Net Loss to Cash Flows used in Operations:
Issuance of common stock for services rendered	125,000		125,000
Increase (Decrease) in accounts payable	(122,543)	(615)	(124,443)	-
Net Cash used in Operating Activities	-	(1,615)	-	(1,008)
Cash Provided by Financing Activities:
Capital contribution by stockholder for expenses	-	1,615	-	1,008
Net Increase Cash Flow from Financing Activities	-	1,615	-	1,008
Net Increase in Cash for Period	-	-	-	-
Cash at Beginning of Period	-	-	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-	$-

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

The interim financial statements of New Century Resources Corporation (the Company) for the three months and nine months ended September 31, 2004 and 2003 are not audited. The financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company'sfinancial position as of September 30, 2005 and the results of operations and cash flows for the three months and nine months ended September 30, 2004 and 2003.

The results of operation for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year period.

B. ORGANIZATION AND ACCOUNTING POLICIES

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

INCOME TAXES

The Company has incurred losses from inception, and has not been subject to any significant income taxes foreign or U S. The Company has recognized no income tax assets from future benefits of its loss carry forward, as realization is doubtful. The Company has not filed a consolidated tax return, so it is doubtful that any of its losses will be available for U. S. federal income tax purposes, as its operating subsidiary, G.C., incurred the majority of the losses in the development of a Uranium mine in Namibia.

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

C. COMMON STOCK

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

D. DIVESTURE OF G.C. GULF WESTERN TRADING LIMITED

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Date: June 29, 2005

_/s/ George Christodoulou

George Christodoulou

President and Director