Form 10KSB
period 2004-12-31
NEW CENTURY RESOURCE
filed 2005-07-05
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years endedDecember 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________

Commission file number 0-29243

New Century Resources Corporation

(Name of small business issuer in its charter)

Nevada 98-0361773

(State of incorporation) (I.R.S. Employer Identification No.)

5 Vassili Michaelide, Lakatania, Nicosia , Cyprus 2314

(Address of principal executive offices)(Zip Code)

Issuer's telephone number :(011) 357-22-816226

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which Registered Securities registered under Section 12(g) of the Exchange Act:

Common

(Title of Class) Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2004 $0.00

The aggregate market value of the voting common equity held by non-affiliates is $0.00, as the registrants common equity has not been listed for trading purposes on any exchange for more than 60 days prior to this filing.

As of December 31, 2004, the registrant has 12,841,724 common shares issued and outstanding.

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

Agreement and Plan of Reorganization

On October 25, 1993, the Company entered in to an Agreement and Plan of Reorganization with G.C. Gulf Western Trading Limited, a Cyprus corporation ("GC") and the sole shareholders of GC (the "Plan"), whereby the sole shareholders of GC agreed to surrender all of their right, title and interest in 250,000 shares of GC, which constituted all of the issued and outstanding shares of GC, in exchange for the issuance by the Company of an aggregate of 10,000,000 unregistered shares of common stock of the Company. The 10,000,000 shares to be issued under the Plan were to be issued after giving effect to the one (1) share for ninety-one (91) share reverse split of its outstanding shares contemplated by the agreement. Such 10,000,000 post split shares would have represented 95% of the then issued and outstanding shares of the Company. Subsequent to the execution of the Plan, the Agreement was renegotiated and the GC shareholders agreed to take 7,200,000 post-split shares of the Company in exchange for their 250,000 shares of GC instead of the 10,000,000 shares authorized by the original Agreement. When issued, these 7,200,000 common shares constituted 93% of the then issued and outstanding shares of the Company. By reason of this agreement, GC became a wholly-owned subsidiary of the Company.

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

Change of Domicile

On January 11, 1998 , the Company changed its domicile to the State of Nevada by effecting a merger between a company incorporated in Nevada solely for such purpose, New Century Resources Corporation, a Nevada corporation. The Articles of Incorporation for the Nevada corporation were filed in the State of Nevada on January 11, 1994 . A Special Meeting of the Shareholders of the Company was held pursuant to formal call and notice thereof on January 21, 1994 . The notice of special meeting informed the shareholders that the meeting was being called to adopt a plan of merger between the Company and the Nevada entity and informed the shareholders, as required by Utah law, that they were entitled to dissenters' rights. At the meeting, a quorum was declared. Thereupon, stockholders ratified the Plan of Merger and all shares in the Utah corporation were converted into shares of the Nevada entity, one share for one share. The Nevada entity became the surviving corporation and the Utah corporation was dissolved on February 14, 1994 . As a result of the merger/change of domicile, the Articles of Incorporation of the Nevada entity became the Articles of the Company. Under those Articles, the Company has 150,000,000 shares authorized designated as 50,000,000 preferred shares, par value $0.001 and 100,000,000 common shares par value $0.001. The Articles also allow that the preferred shares may be issued in such series and with such rights and preferences and limitations as may be determined by the Company's Board of Directors.

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

GC Gulf's basis in the property, as of the date GC Gulf was acquired by the Company, was approximately $9,500,000, with acquisition costs at $8,580,000 and development costs of approximately $910,000. The property had been extensively investigated and explored and there are extensive reports of the reserves on the property. The reserve reports which were the basis of the Company's acquisition of the Klein Trekkopje uranium prospect were prepared by the South African Atomic Energy Commission and by Research CentreDu Pau duAquitaine of France which estimated the uranium reserves just prior to the Company's acquisition of the prospect at $858,000,000. The entire reserve is considered "undeveloped" and as of the date hereof, no mining operations have been conducted. However, the Company was required to do extensive development work on the prospect in order to keep its concession in effect and procure the existing renewal of the prospect which runs through November of 2002 without further exploration or development work by the Company. GC Gulf also has an option to acquire the remaining thirty percent (30%) interest in the uranium prospect for an aggregate sum of $3,000,000, exercisable at any time so long as the Company retains its interest in the property.

Divestiture of Klein Trekkopje Uranium Deposit

Effective December 12, 2000 , pursuant to resolutions adopted by the Company's Board of Directors, the Company divested itself of its wholly owned subsidiary, G.C. Gulf Western Trading Limited. The continued depressed market for uranium was the determining factor in this decision, coupled with the inability to raise the capital sufficient to pay the on-going expenses of maintaining the prospecting grant. As consideration for the foregoing, George Christodoulou, the President and a director of the Company cancelled approximately $1,000,000 of indebtedness owed to Mr. Christodoulou.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant's Articles of Incorporation were amended effective with the filing thereof with the Nevada Secretary of States office on June 23, 2004 increasing the authorized common shares to Two Hundred Million (200,000,000). A Special Meeting of shareholders was held on the 22nd day of June at 21539 St. Andrews Grand Circle, Boca Raton, Fl. 33486 for the sole purpose of considering the foregoing amendment. On the record date of the Meeting,June 7, 2004, there were 12,481,724 shares issued and outstanding. The Special Meeting of Shareholders was called and held without notice pursuant to the provisions of Chapt.78.320 of the Nevada Revised Statutes, which provides for an affirmative vote of a majority of the issued and outstanding shares of the registrant present in person or by proxy to approve a proposal(s). On the date of the Meeting, 10,570,000 shares voted in the favor of the amendment and -0- shares voted against the adoption of the amendment

PART II

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

On June 2, 2004 , the Company issued 4,000,000 restricted common shares to PeavineConsultants, Inc. to satisfy an account payable as of December 31, 2003, to Robert J. Nielson, the sole officer and director of PeavineConsultants, Inc., and former special securities counsel to the Company for services rendered in an agreed upon sum of $125,000. Mr. Nielson continues to act as an independent consultant for the Company.

The Company has approximately 421 shareholders of record.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

New Century Resources Corporation

Nicosia, Cyprus

We have audited the accompanying balance sheet of New Century Resources Corporation as of December 31, 2004 and the related statement of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of December 31, 2004, and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA's, Inc

Salt Lake City, Utah 84107.

May 11, 2005

NEW CENTURY RESOURCES CORPORATION
BALANCE SHEET
ASSETS
December 31, 2004
Current Assets:
Cash	$-
Total Current Assets	-
Fixed Assets
Office furnishings and equipment	9,866
Accumulated depreciation	(9,866)
Total Fixed Assets	-
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$2,457
Total Current Liabilities	2,457
Stockholders' Equity (Deficit):
Preferred stock, $ .001 par value, authorized 50,000,000 share; no shares issued	-
Common stock, $.001 par value, authorized 200,000,000 shares; 12,481,724 shares issued and outstanding	12,482
Additional Paid-In Capital	1,760,158
Retained Earnings (Deficit)	(1,775,097)
Total Stockholders' Equity (Deficit)	(2,457)
Total Liabilities and Stockholders' Equity (Deficit)	$-
See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenue:	$-	$-
Total Revenue	-	-
Operating Expense:
General & administrative expenses	-	-
Professional fees	2,457	126,868
Total Operating Expense	2,457	126,868
Net Loss	$(2,457)	$(126,868)
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.01)
Weighted Average Shares
Common Stock Outstanding	10,815,057	8,481,724
See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
From January 1, 2003 to December 31, 2004
	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Deficit
Balances at January 1, 2002	8,481,724	$8,482	$1,634,743	$(1,643,225)	$-
March 31, 2002, capital contribution for payment of expenses	-	-	1,932	-	1,932
Net loss for the year ended December 31, 2002	-	-	-	(2,547)	(2,547)
Balances at December 31, 2002	8,481,724	$8,482	$1,639,158	$(1,772,640)	$(125,000)
December 31, 2003, capital contribution for payment of expenses	-	-	2,483	-	2,483
Net loss for the year ended December 31, 2003	-	-	-	(126,868)	(126,868)
Balances at December 31, 2003	8,481,724	$8,482	$1,639,158	$(1,772,640)	$(125,000)
Common stock issued for accounts payable	4,000,000	4,000	121,000	-	125,000
Net loss for the year ended December 31, 2004	-	-	-	(2,457)	(2,457)
Balances at December 31, 2004	12,481,724	$12,482	$1,760,158	$1,775,097	$(2,457)
See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
	Year Ended December 31,2004	Year Ended December 31, 2003
Cash Used in Operating Activities:
Net Loss	$(2,457)	$(126,868)

Adjustments to Reconcile Net Loss
to Cash Flows used in Operations:
Increase(decrease) in accounts payable	(122,543)	124,385
Common stock issued for services	125,000	-
Net Cash used in Operating Activities	-	(2,483)

Cash Provided by Financing Activities:
Capital contribution by shareholder for expenses	-	2,483
Net Increase Cash Flow from Financing Activities	-	2,483

Net Increase in Cash for Period	-	-

Cash at Beginning of Period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

Recent Accounting Pronouncements

The Corporation does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimated and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Corporation has not previously reported its operations or balance sheets under U.S. GAAP, but has reported its operations under International Accounting Standards. The Corporation's prior auditors accrued consulting revenues from its primary shareholder for the amounts he advanced for operating costs and depreciation expenses. These accrued revenues, which totaled $3,532 in 1999, were eliminated under U.S. GAAP income recognition. The Company's net loss, accumulated deficit, and paid-in capital have been increased by this amount.

D. GOING CONCERN

The Corporation does not have the working capital necessary to carry on its planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Corporation in its planned activity is dependent upon obtaining additional working capital and management of the Corporation. The Corporation has developed a strategy, which it believes will accomplish this objective through receiving loans from related parties and additional equity funding which will enable the Corporation to operate during the coming year.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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
Name and Address	Age	Position Held	Date Elected
George Christodoulou 5 Vassili Michaelide, Lakatania Nicosia , Cyprus 2314	59	President Director	October 25, 1993 October 25, 1993
Solon Piitarides Liondiou 1 Street, No. 252 Liamasol, Cyprus	69	Vice-President Director	October 25, 1993 October 25, 1993
Chloe Papadopoulou 5 Vassili Michaelide, Lakatania Nicosia , Cyprus 2314	40	Secretary Director	October 25, 1993 October 25, 1993

Biographical Information on Officers and Directors

George Christodoulou

Mr. Christodoulou was received his secondary education in South Africa where he completed post high school classes in mechanical engineering and geology. He relocated to Cyprus in 1983 where he organized and has, since that date, been the President and Chief Executive Officer of G.C. Gulf Group of Companies, a group of approximately 9 companies including DimacorDiamond Mining Company Pty. Ltd., Loston Diamond Mine Pty. Ltd. and Loxton Exploration Pty. Ltd., African Coast Diamonds and Minerals (Pty.) Ltd., GSE Diamond Merchants (Pty) Ltd., GC Gulf Minerals, Ltd. and GC Gulf Western Trading, Ltd., Petroleum Development Services Marketing, Ltd. and Gulf Western Mining Ltd., all of which are and have been involved in various forms of trading, mineral exploration and mining. He has been engaged in the mineral exploration and mining business for more than thirty years.

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

Family Relationships

There are no family relationships between any of the officers or directors of the Company. However, Shirley Christodoulou, who holds 2,800,000 shares constituting 21.8% of the Company's outstanding common sharesis the wife of George Christodoulou, president, CEO and a director of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to a beneficial owner of more than five percent of the issued and outstanding shares of the Company. The table sets forth the information based on 12,481,724 common shares issued and outstanding as of the date hereof.
Title of Class	Position(s)With or Relationship to Company	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Current
Common	Director President CEO	George Christodoulou (1) Record and Beneficial	1,650,000	12.85%
Common	Secretary, Treasurer Director	Chloe Papadaploulou Record and Beneficial	20,000.002%
Common	Vice President Director	Solon Pittarides Record and Beneficial	1,000,000	7.79%
Common	5% or more shareholder	Shirley Christodoulou (2) Record and Beneficial	2,800,000	21.8%
Common	5% or more shareholder	Costa Vassiliades Record and Beneficial	1,100,000	8.67%
	Officers and Directors ( 3 persons) As a group		5,470,000	42.60%

Common 5% or more PeavineConsultants, Inc. 4,000,000 31.15%

Shareholder Record and Beneficial

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

Change of Control Arrangements

A partial change of control occurred as of June 2, 2004 when the Company issued an aggregate of 4,000,000 restricted common shares to PeavineConsultants, Inc., a Nevada corporation, of which Robert J. Nielson is the sole officer and director. The shares were issued on the basis of $0.03 per share to satisfy an account payable of the Company owed to Mr. Nielson. Mr. Nielson is the former special securities counsel to the Company, and continues to act as an independent consultant to the Company. As a result of the foregoing transaction, Mr. Nielson became the beneficial owner of 31.15% of the Company's issued and outstanding shares.

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

As of the date of this report, there are approximately 421 shareholders of record.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has not been party to any transactions of any type or sort with any of its directors, executive officers or promoters within the last two years and no such transaction is contemplated in the foreseeable future.

The only parent of the Company who maintains any business relationship with the company is George Christodoulou who, with his wife assigned a 70% interest in the Klein Trekkopje Uranium Deposit to the Company in exchange for 7,200,000 of its common shares in 1994. Mr. And Mrs. Christodoulou control approximately 34.65% of the outstanding shares of the Company at this time. Effective December 12, 2000, it was determined by the Company's Board of Directors to divest itself of its uranium prospect for lack of funds to maintain the same and by reason of the continued depressed market for refined uranium. As consideration for the foregoing, Mr. George Christodoulou cancelled indebtedness owed to him by the Company in the approximate sum of $1,000,000. Other than the foregoing, there has been no transaction between the Company and Mr. Christodoulou or any person or corporation with which he has been affiliated since the 1994 transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEW CENTURY RESOURCES CORPORATION

By: /s/ George Christodoulou

George Christodoulou, President and Director

Dated: June 29, 2005

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chloe Papadopoulou

Secretary/Treasurer and Director

Dated: June 29, 2005

By: /s/ Solon Piitarides

Vice-President, Chief Financial Officer and Director

Dated: June 29, 2005