Form 10QSB
period 2005-03-31
NEW CENTURY RESOURCE
filed 2005-07-05
CIK 1104462

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission filenumber 000-29243

New Century Resources Corporation

(Exact name of small business issuer as specified in its charter)

Nevada 98-0361773

(State of Incorporation or organization) (IRS Employer Identification Number)

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

As of March 31, 2005 , the issuer had outstanding 12,481,724 shares of its Common Stock, $0.001 par value.

PART I

ITEM 1.FINANCIAL STATEMENTS

The Unaudited financial statements of New Century Resources Corporation, a Nevada corporation, (the "Company") as of March 31, 2005 , were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

NEW CENTURY RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)
ASSETS
	March 31, 2005	December 31, 2004
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
Fixed Assets:
Office furnishings and equipment	9,866	9,866
Accumulated depreciation	(9,866)	(9,866)
Total Fixed Assets	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$2,457	$ 2,457
Total Current Liabilities	2,457	2,457

Stockholders' Equity (Deficit)
Preferred stock, $ .001 par value, authorized 50,000,000 shares; no shares issued at March 31, 2005 and at December 31, 2004	-	-
Common stock, $.001 par value, authorized 100,000,000 shares; 12,481,724 shares issued and outstanding at March 31, 2005 and December 31, 2004	12,482	12,482
Additional Paid-In Capital	1,760,158	1,760,158
Retained Earnings (Deficit)	(1,775,097)	(1,775,097)
Total Stockholders' Equity (Deficit)	(2,457)	(2,457)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2005	March 31,2004
Revenue:	$-	$-
Total Revenue	-	-

Operating Expense:
General & administrative expenses	-	-
Professional fees	-	-
Total Operating Expense	-	-

Net Loss	$-	$-

Net Loss Per Common Share
(Basic and Fully Diluted)	$-	$-

Weighted Average Shares
Common Stock Outstanding	12,481,724	8,481,724

See accompanying notes to financial statements.

NEW CENTURY RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2005	March 31, 2004
Cash Used in Operating Activities:
Net Loss	$-	$-

Adjustments to Reconcile Net Loss to Cash Flows used in Operations:
Increase in accounts payable	-	-
Net Cash used in Operating Activities	-	-

Cash Provided by Financing Activities:
Capital contribution by shareholder for expenses	-	-
Net Increase Cash Flow from Financing Activities	-	-

Net Increase in Cash for Period	-	-

Cash at Beginning of Period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

NEW CENTURY RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

A. BASIS OF PRESENTATION

The interim financial statements of New Century Resources Corporation (the Company) for the three months ended March 31, 2005 are not audited. The financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005.

The results of operation for the three months ended March 31, 2005 are not necessarily indicative of the results for a full year period.

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

Date: June 30, 2005

_/s/ George Christodoulou

George Christodoulou

President and Director