Form 10-K
period 2014-12-31
New Century Resources Corp
filed 2015-03-27
CIK 1104462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-29243

New Century Resources Corporation
(Name of registrant in its charter)

Nevada	1090	98-0361773
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial Classification	Identification No.)
organization)	Code Number)

10 Dionysiou Solomou Street
Leona Building, Suite 501
2406 Engomi
  Nicosia - Cyprus
P.O.Box 25631
Nicosia
(Address of principal executive offices)

N/A
 (Address of former principal executive offices)

+357 22816226
 (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

Common Stock, $0.0001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☒    No   ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: N/A.

As of March 20, 2014, the registrant had 12,481,724 shares of common stock, $0.0001 par value per share, issued and outstanding.

Documents incorporated by reference: None

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	21

SIGNATURES	22

PART I

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Periodic Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “New Century”, refer to New Century Resources Corporation .  References in this Form 10-K, unless another date is stated are to December 31, 2014.

ITEM 1. BUSINESS

Business Development

New Century Resources Corporation (the "Company", "our", "us" or "we") was incorporated under the laws of the State of Utah in July of 1979 as WEM Petroleum, Inc.  To fund its original business purpose, WEM Petroleum, Inc. filed a registration statement under the Utah Securities Act, and relied on the exemption from federal registration provided for in Section 3(a)11, Rule 147, of the Securities Act of 1933,  as amended (the "Securities Act"), for the purpose of offering for sale an aggregate of 4,000,000 of its unregistered common shares on an intrastate basis.  The Issuer's Prospectus was declared effective on September 19, 1979 and the Company closed its offering with all shares offered sold to residents of the State of Utah for gross proceeds of $100,000.  The Company subsequently amended its Articles of Incorporation to increase in its capital from 10,000,000 common shares authorized to 50,000,000 common shares authorized.  From inception through 1981, the Company conducted operations in the oil and gas industry. Pursuant to an option granted the Company in August of 1979, the Company exercised its right to drill exploratory wells on 640 acres in Cache County, Utah. Although various wells were drilled and completed, the Company did not realize any revenues from these oil and gas operations. In 1984, the Company attempted to refocus its business efforts into the mining industry by entering into an option to lease property and mining equipment in Montana. It ceased any significant business operations in the latter part of the 1980's when it failed to exercise the option, due to lack of funding. In 1988, the Company made an effort to commence conducting business again by expanding its business purpose to include the marketing and development of high-tech products. The Company's Board was also authorized to seek out suitable candidates for acquisition or merger. In addition, the Company authorized a reverse split of its issued and outstanding shares one (1) share for ten (10) shares, although the same was never affected. The Company ceased doing business until late 1993.

In October 1993, the Corporation changed its name to New Century Resources Corporation, acquiring 100% of the outstanding stock of G.C. Gulf Western Trading Limited (G.C.) in exchange for 7,200,000 shares of stock, which gave the stockholders of G.C. control of the Corporation by which it has conducted its operations. This acquisition was accounted for as a reverse merger or recapitalization of G.C.  No goodwill or other write-up to fair market value of the assets of G.C. occurred at the time of the merger. In 1994, the company was re-domiciled in the state of Nevada. The Nevada entity became the surviving corporation and the Utah Corporation was dissolved on February 14, 1994. As a result of the merger/change of domicile, the Articles of Incorporation of the Nevada entity became the Articles of the Company.

The Company divested itself of its 100% owned subsidiary G.C. on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation's inability to raise the necessary capital to fund the exploration and development of the Trekkopje Uranium reserves. In addition, a feasibility study conducted by Dr. Brian Hamilton Jones played crucial role in their decision making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves.

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

The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of December 12, 2000.

Upon the disposition the Company re-entered the business development stage, and accumulated deficits during the business development stage are reported effective as of January 1, 2005.

Business of Issuer

Our discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

Based on proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no (or nominal) assets other than cash and no (or nominal) operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

No trading market currently exists for our securities, and management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, or to register any securities under the Securities Act or state blue sky laws or the regulations thereunder until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

As of the most recent audited period, we have generated no revenues or earnings from operations and possess no significant assets or financial resources.  As of December 31, 2013, we had $0 of cash on hand.  Also, our independent auditor’s report expressed substantial doubt about our ability to continue as a going concern.

We were originally organized as a company that conducted operations in the oil and gas industry, however, we are currently seeking a business opportunity.  Currently we are a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may combine with any type of business that management believes to offer the greatest opportunity.

We have conducted limited business operations since our inception, and expect to conduct no operations in the future, other than our efforts to effectuate a business combination.  We, therefore, can be characterized as a "shell" corporation.  As a "shell" corporation, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity.  Further, as a "development stage" or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company.  Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Upon the effectiveness of this Registration Statement, we will commence the search for a suitable target business.  The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, and by our shareholders.  In our efforts to analyze potential acquisition targets, we will consider the following types of factors:

·	Potential for growth, indicated by new technology, anticipated market expansion or new products;

·	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

·	Strength and diversity of management, either in place or scheduled for recruitment;

·
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

·	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

·	The extent to which the business opportunity can be advanced;

·	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

·	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the merger or acquisition opportunity.

We anticipate that we will locate and make contact with target businesses primarily through the reputation and efforts of our shareholders and directors, who will meet with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, or undertake such reasonable investigation as deemed appropriate.  The Company has a network of business contacts, and we anticipate that prospective target businesses will be referred to us through this network of contacts.

In connection with our evaluation of a prospective target business, the Company will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us.  The time and costs required to select and evaluate a target business, including conducting a due diligence review, negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws, state blue sky laws, foreign securities laws, if any, and corporation laws cannot presently be ascertained with any degree of certainty.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable and may reduce the amount of capital available to otherwise complete a business combination or for the resulting entity to utilize.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to us of the related costs incurred.

We presently have no employees apart from our management.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our officers and directors are engaged in outside business activities and anticipate that they will devote to the business very limited time until the acquisition of a successful business opportunity has been identified.  However, our officers and directors will devote such time as is reasonably necessary to carry out the business and affairs of the Company, including, the evaluation of potential target businesses and the negotiation of a business combination, and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiations of a business combination.

Other than that certain convertible promissory note issued to George Christodoulou on January 8, 2012 in the principal amount of $8,500 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and nonassesable shares of the Company’s common stock at par value and that certain convertible promissory note issued to Robert J. Nielson on January 8, 2012 in principal amount of $7,622 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and nonassesable shares of the Company’s common stock at par value, we have no other commitments as of the date of this registration statement to issue any shares of common stock, preferred stock, options or warrants or other equity consideration.  We will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a business combination.  To the extent that such additional securities are issued, dilution to the interests of our shareholders will inevitably occur.  Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control will likely result in the resignation or removal of our officers and directors.  If there is a change in the people serving as our officers and directors, no assurance can be given as to the experience or qualifications of our new management.  Our majority shareholder, Mr. George Christodoulou, considers it likely that in order to consummate a business combination, a change in control will ultimately occur; therefore, he anticipates offering not less than a controlling interest to a target business in order to effectuate a business combination.  This will require the consent of our majority shareholder, Mr. Christodoulou, to achieve.

Our majority shareholder may actively negotiate for or otherwise consent to the disposition of any portion of his common stock as a condition to or in connection with a business combination.  Therefore, it is possible that the terms of any business combination will provide for the sale of all or any portion of the shares of common stock owned beneficially by our majority shareholder.  If we have additional shareholders at the time a business combination is effected, it is possible that none of our other shareholders other than our current majority shareholder will be afforded the right to sell their shares of common stock in connection with a business combination pursuant to the same terms that our current shareholders will be provided.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a business combination or otherwise finance the operations of the target business.  However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources.  The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions.  We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests.  Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination.  To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.  Furthermore, a target business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable Federal or state securities laws or registered for public distribution.  We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the business combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions.  Registration of securities typically requires significant costs and time delays are typically encountered.  In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our common stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our common stock in any market which may develop in our common stock.  Further, such issuance of additional securities would result in a decrease in the percentage ownership of our shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained.  Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations.  This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist. See Item 2, "Management's Discussion and Analysis or Plan of Operation".

We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our officers and directors or their affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring.  Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation.  Since we have no current plans to utilize any outside consultants or advisors to assist in a business combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our common stock.  In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.  Moreover, in no event shall we issue any of our securities to any of our officers, directors, or promoters, if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

Investment Company Act and Other Regulation

We may participate in a business combination by purchasing, trading or selling the securities of such target business.  We do not, however, intend to engage primarily in such activities.  Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act"), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

We will not enter into any business combination until the target business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the SEC pursuant to the requirements of Form 8-K, the Exchange Act, and the applicable rules and regulations thereunder.

No assurances are given that subsequent to such a business combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  We presently have 50,000,000 shares of preferred stock authorized; none of these shares are currently issued and outstanding.  We presently have 200,000,000 shares of common stock authorized, of which, 12,481,724 shares of common stock are currently issued and outstanding.  As of the date hereof, other than mentioned herein, we have not provided to any shareholder registration rights to register under the Securities Act any shares of common stock of the Company.  See "Market Price of and Dividends on the Company’s Common Equity and Related Shareholder Matters".

We cannot estimate the time that it will take to effectuate a business combination.  It could be time consuming, and possibly in excess of many months or years.  Additionally, no assurance can be made that we will be able to effectuate a business combination on favorable terms, or, if such a business combination can be effected at all.  We might identify and effectuate a business combination with a target business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the target business is not identified at this time.  If this occurs, the Company and its shareholders might not realize any type of profit.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of our company and the promoters of the opportunity, and the relative negotiating strength of our company and such promoters.  Until we find such opportunity, we cannot state how the transaction will be structured or the sum required to consummate the acquisition or reverse merger.  We anticipate that the Company would issue shares to the target company making the target company’s shareholders the majority shareholders of New Century Resources Corporation.  It is possible that some New Century Resources Corporation shareholders will sell some or all of their shares in a private transaction in connection with the merger or acquisition.  However, until a target is identified and a definitive agreement entered, it is impossible to state what the terms of the transaction might be or the amount required to consummate the transaction.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations.  We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, the target business and their respective stockholders.  There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our proposed tax treatment of a particular business combination.

       It is likely that we will acquire our participation in a business opportunity through the issuance of our own stock or other securities of our company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those who were stockholders of our company prior to such reorganization.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders.  Tax considerations, as well as other relevant factors, will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Our present stockholders will likely not have control of a majority of the voting shares following a reorganization transaction.  As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

       In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders, other than our current stockholders.  In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company has on hand as of December 31, 2014 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger, and we have no cash to complete the acquisition or reverse merger.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 1B. UNRESOLVED STAFF COMMENTS.

N/A

ITEM 2. PROPERTIES

The Company owns no property.  The principal office of the Company is located at 10 Dionysiou Solomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia, at the office of the President.  This space is provided to us rent-free.  We believe these facilities are adequate to serve our needs until such time as a business combination, if any, occurs.  We expect to be able to utilize these facilities, free of charge, until such time as a business combination, if any, occurs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are presently a party, and we are not aware of any legal proceedings threatened or contemplated against us.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has not been registered with the SEC or any state securities agency or authority.  No public trading market presently exists for our shares of common stock, and there are no present plans, proposals, arrangements or understandings with any person with regard to the development of any trading market in any of our securities.  No assurances can be made that a trading market for our common stock will ever develop.  No shares of common stock have been registered for resale under the blue sky laws of any state.  The holders of shares of common stock, and persons who may desire to purchase shares of common stock in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of shareholders to sell their shares and of purchasers to purchase the shares of common stock.  Some jurisdictions may not allow the trading or resale of blind pool or "blank-check" securities under any circumstances.  Accordingly, shareholders should consider the secondary market for our securities to be an extremely limited market for the resale of our securities, until such time that a trading market for our shares of common stock has developed, if any.

  There are 412 shareholders of our common stock, holding a total of 12,481,724 shares. On January 8, 2012, George Christodoulou entered into a convertible promissory note with the Company in the principal amount of $8,500 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and nonassesable shares of the Company’s common stock.  On January 8, 2012, Robert J. Nielson entered into a convertible promissory note with the Company in the principal amount of $7,622 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and nonassesable shares of the Company’s common stock.   All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act. The Company has not provided to any shareholder registration rights to register under the Securities Act any shareholder's shares for sale.

Neither the Company, nor our officers or directors have, at the present time, any plans, proposals, arrangements, understandings or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination.  Nevertheless, in the event that substantial amounts of common stock are sold in the public market subsequent to a business combination, such sales may adversely affect the price for the sale of the Company's equity securities in any trading market which may develop, if at all.  No prediction can be made as to the effect, if any, that market sales of restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a business combination.  The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the consummation of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then existing board of directors.  It is the present intention of our directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, this information is not not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements.

The purpose of this discussion is to provide an understanding of the consolidated financial results and condition of New Century Resources Corporation and to also describe the plans for future growth and expansion.

Forward-Looking Statements
This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, we may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, acquisition strategies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, our ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, our ability to implement our business plan. Our actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. We assume no obligation to update any such forward-looking statements.

Although we were organized to engage in oil and gas exploration, we currently are a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our stockholders, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

In light of our competitive disadvantages, our strategy for successfully identifying and completing business combinations when we are competing with entities that possess great financial, technical and managerial capabilities is as follows.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with the Company may include the following:

·	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
·	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
·	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
·	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
·	a foreign company which may wish an initial entry into the United States securities market;
·	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
·	a company seeking one or more of the other perceived benefits of becoming a public company.

It is possible that a potential business opportunity may not be beneficial or desirable for our shareholders.  A potential target may not be able to find an underwriter because the business opportunity is too risky, the target does not have significant operations, the target has limited history of operations or many other reasons.  As a part of due diligence investigation of any potential target, the Company will assess the desirability of any identified target with regard to the risks it may present.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such acquisition.  The Company’s officers and directors have not engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

The Company does not anticipate engaging any professional firms or other individuals that specialize in business acquisitions but will rely upon the Company’s business contacts and relationships in seeking a suitable acquisition.

As part of our investigation of business opportunities, the Company's management may meet personally with management and key personnel of the firm sponsoring the business opportunity.  The Company may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

·	descriptions of product, service and company history; management resumes;
·	financial information;
·	available projections with related assumptions upon which they are based;
·	an explanation of proprietary products and services;
·	evidence of existing patents, trademarks or service marks or rights thereto;
·	present and proposed forms of compensation to management;
·	a description of transactions between the prospective entity and its affiliates;
·	relevant analysis of risks and competitive conditions;
·	a financial plan of operation and estimated capital requirements;
·	and other information deemed relevant.

 We believe an acquisition or merger with the Company may be an appealing avenue for a private company seeking to enter the public company sector because the Company intends to apply for a trading symbol and quotation on the Over-the-Counter Bulletin Board and/or OTC Markets.  Any private company can file their own registration statement with the Securities and Exchange Commission in order to become a public company.  Once a registration statement is declared effective, the registrant must then provide certain information through a market maker for application for a trading symbol.  Both the registration statement process and application for a trading symbol can be lengthy and expensive.  Often, a private company will opt to merge with or be acquired by a company that is already public and has a trading symbol in order to reduce the time and expense required to go public on their own.

Any private company that enters a merger or acquisition transaction with the Company must provide all the information required by the Securities and Exchange Commission in a Form 10 registration statement, including audited financial statements, which will be filed with the Securities and Exchange Commission in a Form 8-K Current Report within four days of closing the transaction.  The private company will incur significant expense in providing the required information.

If the Company enters into a transaction with a private company, it will likely first liquidate the assets and pay off the liabilities so the private company will not receive any benefit of assets currently held by the Company.

The Company will not seek shareholder approval for any merger, acquisition or similar reorganization.  Shareholder approval for this type of business opportunity is not required under Nevada law nor is it required by the Company’s Articles of Incorporation. Shareholder approval will be required if the transaction requires a name change, change in capital structure of the Company, stock splits or any other action that requires shareholder approval under Nevada law or our Articles of Incorporation.  In the event shareholder approval is required for actions other than a business opportunity, the Company will prepare, file with the SEC and mail to shareholders the appropriate information statement or proxy statement, if required.

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of December 31, 2014 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Consolidated Financial Statements of New Century Resources Corporation beginning on Page F1 for information required under this Item 8.

New Century Resources Corporation
December 31, 2014 and 2013

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

To the Board of Directors and Shareholders of:
New Century Resources Corporation
Boca Raton, Florida

We have audited the accompanying balance sheets of New Century Resources Corporation, as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Resources Corporation, as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a history of losses and negative cash flows from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC
Clearwater, FL
March 24, 2014

New Century Resources Corporation
Balance Sheets

	December 31, 2014		December 31, 2013
ASSETS
Current assets:
Cash		---		---
Total current assets		---		---

Total assets	$	---	$	---

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses		8,708		9,035
Accrued interest		4,809		3,195
Advances from shareholders		16,905		2,144
Convertible notes payable, shareholders		16,122		16,122
Total current liabilities		46,544		30,496

Total liabilities		46,544		30,496

COMMITMENT AND CONTINGINCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized;
no shares issued		---		---
Common stock, $.001 par value, 200,000,000 authorized;
12,481,724 and 12,481,724 shares issued and outstanding		12,482		12,482
Additional paid in capital		1,760,158		1,760,158
Accumulated deficit		(1,819,184)		(1,803,136)
Total stockholders' deficit		(46,544)		(30,496)
Total liabilities and stockholders' deficit	$	---	$	---

See auditor’s report and notes to the audited financial statements.

New Century Resources Corporation
Statements of Operations

	Twelve Months	Twelve Months
	December 31	December 31
	2014	2013

Sales	$ ---	$ ---
Cost of Sales	---	---

Gross profit	---	---

General and administrative expenses:
Legal and professional fees	14,435	8,383
Other general and administrative	---	2,152
Total operating expenses	14,435	10,535
(Loss) from operations	(14,435)	(10,535)

Other income (expense):
Interest (expense)	(1,613)	(1,613)
(Loss) before taxes	(16,048)	(12,148)

Provision (credit) for taxes on income	---	---
Net (loss)	$(16,048)	$(12,148)

Basic earnings (loss) per common share	(0.00)	(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

See auditor’s report and notes to the audited financial statements.

New Century Resources
Statement of Changes in Stockholders’ Deficit

						ADDITIONAL
	Preferred Stock		Common Stock			PAID IN	ACCUM	TOTAL
	Shares	Amount	Shares		Amount	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2012	-	-	12,481,724	#	12,482	1,760,158	(1,790,988)	(18,348)

Net income (loss)							(12,148)	(12,148)

Balance, December 31, 2013	-	-	12,481,724	#	12,482	1,760,158	(1,803,136)	(30,496)

Net income (loss)							(16,048)	(16,048)

Balance, December 31, 2014	-	-	12,481,724	#	12,482	1,760,158	(1,819,184)	(46,544)

See auditor’s report and notes to the audited financial statements.

New Century Resources Corporation
Statements of Cash Flows

	Year Ended		Year Ended

	December 31		December 31
	2014		2013

Cash flows from operating activities:
Net (loss)		$(16,048)		$(12,148)

Change in current assets and liabilities:
Accounts payable and accrued expenses		1,287		10,648
Net cash flows from operating activities		(14,761)		(1,500)

Cash flows from financing activities:
Advances from shareholders and related party's		14,761		1,500
Net cash flows from financing activities		14,761		1,500

Net cash flows		---		---

Cash and equivalents, beginning of period		---		---
Cash and equivalents, end of period	$	---	$	---

Supplemental cash flow disclosures:
Cash paid for interest	$	---	$	---
Cash paid for income taxes	$	---	$	---

See auditor’s report and notes to the audited financial statements.

New Century Resources Corporation
December 31, 2014 and 2013
Notes to the Financial Statements

Note 1 - Organization and Operations

New Century Resources Corporation

New Century Resources Corporation (the Company), was incorporated under the laws of the State of Utah in July of 1979 as WEM Petroleum, Inc. From inception through 1981, the Company conducted operations in the oil and gas industry. Pursuant to an option granted the Company in August of 1979, the Company exercised its right to drill exploratory wells on 640 acres in Cache County, Utah. Although various wells were drilled and completed, the Company did not realize any revenues from these oil and gas operations. In 1984, the Company attempted to refocus its business efforts into the mining industry by entering into an option to lease property and mining equipment in Montana. It ceased any significant business operations in the latter part of the 1980's when it failed to exercise the option, due to lack of funding. In 1988, the Company made an effort to commence conducting business again by expanding its business purpose to include the marketing and development of high-tech products. The Company's Board was also authorized to seek out suitable candidates for acquisition or merger. In addition, the Company authorized a reverse split of its issued and outstanding shares one (1) share for ten (10) shares, although the same was never affected. The Company ceased doing business until late 1993.

In October 1993, the Corporation changed its name to New Century Resources Corporation, acquiring 100% of the outstanding stock of G.C. Gulf Western Trading Limited (G.C.) in exchange for 7,200,000 shares of stock, which gave the stockholders of G.C. control of the Corporation by which it has conducted its operations. This acquisition was accounted for as a reverse merger or recapitalization of G.C.  No goodwill or other write-up to fair market value of the assets of G.C. occurred at the time of the merger. In 1994, the company was re-domiciled in the state of Nevada. The Nevada entity became the surviving corporation and the Utah Corporation was dissolved on February 14, 1994. As a result of the merger/change of domicile, the Articles of Incorporation of the Nevada entity became the Articles of the Company.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Specifically, those presentations under reporting requirements as a development stage company. These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; inventory valuation and obsolescence; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of a Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fiscal Year-End

The Company elected December 31 as its fiscal year-end date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a.) affiliates of the Company; b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.)  principal owners of the Company; e.) management of the Company; f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include:  a.) the nature of the relationship(s) involved ; b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the  financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company has not generated revenues in the years presented.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company has incurred losses from inception, and has not been subject to any income taxes, foreign or U. S. The Company has recognized no income tax assets from future benefits of its loss carry forward, as realization is doubtful. The Company has not filed a consolidated tax return, so it is doubtful that any of its losses will be available for U. S. federal income tax purposes, as its operating subsidiary, G.C., incurred the majority of the losses in the development of a Uranium mine in Namibia.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended December 31, 2014 or 2013.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

As of December 31, 2014, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 16,122,000 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as filing them on EDGAR.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU however, for the current period, management does not believe that it has met conditions which would subject these financial statements to additional disclosure.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company has incurred losses of $16,048 and $12,148 for the years ending December 31, 2014 and 2013, respectively, resulting in an accumulated deficit at December 31, 2014 of $1,819,184.  The Company has a negative working capital and no revenues earned during the periods presented. The Company seeks the consummation of a reverse merger with another operating company but has had and will have no active operations until such reverse merger is finalized.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2014, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2014 and 2013, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2014, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2014 and 2013, respectively.

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months’ time.

Effective January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As a result, the Company has not accrued compensation for the twelve months ended December 31, 2014.

As of December 31, 2014, the balance owed by the Company to Mr. Nielson is $8,384.

Note 5 – Stockholder’s Equity

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2014, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of December 31, 2014 and 2013, the Company’s stockholder advances totaled $16,905 and $2,144, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2014, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2014 and 2013 is $11,035 and $9,970, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2014, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2014 and 2013, was $9,896 and $8,941, respectively.

Note 7 – Executive Compensation

Since 1994, the Company has not paid any compensation to officers, directors or executives. The Board of Directors has adopted a general resolution generally permitting the payment of executive compensation, but neither compensation amounts nor any plan for the payment of the same have been approved. It is not anticipated that any executive compensation will be paid, aside from the reimbursement of out-of-pocket expenses, unless or until the Company is able to enter into revenue producing activities.

The Company has not adopted, and does not intend to adopt in the foreseeable future, any stock appreciation rights, compensation plan providing for cash, shares or other compensation to any executive or long term incentive plan.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer, and our acting Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2013:

  Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized. The Company is working on formalizing the required procedures.
  Inadequate segregation of duties and effective risk assessment; and
  Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.
Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2014.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we could (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Partners

Our executive officers and directors and additional information is as follows:

Name	Age	Position

George Christodoulou	71	President, CEO, CFO and Director

Mark Christodoulou	50	Secretary and Director

Solon Piitarides	82	Director

George Christodoulou:

Mr. Christodoulou, age 71, received his secondary education in South Africa where he completed post high school classes in mechanical engineering and geology. He relocated to Cyprus in 1983 where he organized and has, since that date, been the President and Chief Executive Officer of G.C. Gulf Group of Companies, a group of approximately nine companies including DimacorDiamond Mining Company Pty. Ltd., Loston Diamond Mine Pty. Ltd. and Loxton Exploration Pty. Ltd., African Coast Diamonds and Minerals (Pty.) Ltd., GSE Diamond Merchants (Pty) Ltd., GC Gulf Minerals, Ltd. and GC Gulf Western Trading, Ltd., Petroleum Development Services Marketing, Ltd. and Gulf Western Mining Ltd., all of which are and have been involved in various forms of trading, mineral exploration and mining. He has been engaged in the mineral exploration and mining business for more than thirty years.

Mark Christodoulou:

Mark Christodoulou, age 50, graduated from the University of Witwatersrand in 1985.  Since that time, he has worked in marketing at GC Gulf Minerals Ltd. in Nicosia, Cyprus, as a consultant and analyst at Byrne Fleming Management Consultancy in Johannesburg, South Africa, as analyst and director of sales at Corporate Intelligence in Johannesburg, South Africa.  Since 2001, Mark has worked GC Gulf Minerals where he is currently an Executive Vice President and a member of the Board of Directors.  Mark Christodoulou is the son of our president George Christodoulou.

Solon Piitarides:

Solon Piitarides, age 82, is currently the Chairman and Managing Director of Fairways Limassol Ltd., representative of Mitsubishi Motors, the largest automotive dealer in Cyprus, where he has worked since 1967. During that period he has been actively involved in government and party responsibilities in Cyprus, and has been the Chief Executive Officer of a seven company group of family real property holding and development companies under the leadership of Solon Piitarides Developments, Ltd., a Cyprus corporation.

To the knowledge of management, during the past ten years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Significant Employees

We have no significant employees other than our officers and directors.

Audit Committee

The board of directors acts as the Audit Committee and the Board has no separate committees.  We have no qualified financial experts at this time because we have not been able to hire a qualified candidate.  Further, we believe that we have inadequate financial resources at this time to hire such an expert.  We intend to continue to search for a qualified individual for hire.

Involvement in Certain Legal Proceedings

Our Directors and executive officers have not been involved in any legal proceedings as indicated below during the past ten years.

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only a limited number of employees, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  Based solely on our review of copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and 10% or more beneficial owners are complied with..

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

ITEM 11. EXECUTIVE COMPENSATION.

Our officers and directors do not receive any compensation for their services rendered to us and have not received such compensation in the past.  No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity.  Our officers and directors intend to devote no more than a few hours a week to our affairs.

Neither the officers, directors nor the shareholders will receive a finder's fee or other compensation, either directly or indirectly, as a result of their efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummate a business combination with an entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.  However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The following tables set forth the cash and other compensation paid by the Company to its President and all other executive officers and directors during the period from inception through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President,CEO, CFO & Director	2014 2013	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2014 2013	None None	None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2014 2013	None None	None None	None None	None None	None None

Employment Agreements

The Company has no formal employment agreements.

Indemnification of our Officers and Directors

The Nevada Revised Statutes and our Articles of Incorporation, as amended, allow us to indemnify our officers and Directors from certain liabilities and our Bylaws state that we shall indemnify every (i) present or former Director, advisory Director or officer of us, (ii) any person who while serving in any of the capacities referred to in clause (i) served at our request as a Director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) the Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii) (each an “Indemnitee”).

Our Bylaws provide that we shall indemnify an Indemnitee against all judgments, penalties (including excise and similar taxes), fines, amounts paid in settlement and reasonable expenses actually incurred by the Indemnitee in connection with any proceeding in which he was, is or is threatened to be named as a defendant or respondent, or in which he was or is a witness without being named a defendant or respondent, by reason, in whole or in part, of his serving or having served, or having been nominated or designated to serve, if it is determined that the Indemnitee (a) conducted himself in good faith, (b) reasonably believed, in the case of conduct in his Official Capacity, that his conduct was in our best interests and, in all other cases, that his conduct was at least not opposed to our best interests, and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful; provided, however, that in the event that an Indemnitee is found liable to us or is found liable on the basis that personal benefit was improperly received by the Indemnitee, the indemnification (i) is limited to reasonable expenses actually incurred by the Indemnitee in connection with the Proceeding and (ii) shall not be made in respect of any Proceeding in which the Indemnitee shall have been found liable for willful or intentional misconduct in the performance of his duty to us.

Except as provided above, the Bylaws provide that no indemnification shall be made in respect to any proceeding in which such Indemnitee has been (a) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's official capacity, or (b) found liable to us.  The termination of any proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a) or (b) above.  An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals there from.  Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys’ fees for the Indemnitee.  The indemnification provided shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

Neither our Bylaws nor our Articles of Incorporation include any specific indemnification provisions for our officer or Director against liability under the Securities Act of 1933, as amended. Additionally, insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this filing, the number of shares of common stock owned of record and beneficially by executive officers, directors and person who hold 5% or more of the outstanding common stock of the Company.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)	Position(s) with or Relationship to Company

George Christodoulou 10 Dionysiou Solomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	6,950,000(1)	55.68%	President, CEO, CFO and Director
Mark Christodoulou 10 Dionysiou Solomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	0	0%	Secretary and Director
Solon Pittarides 10 Dionysiou Solomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	1,000,000	8.01%	Director
Shirley Christodoulou 10 Dionysiou Solomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	6,950,000(2)	55.68%	5% or more Shareholder
The Nielson 101 Trust (3) 986 E. Wheeler Farm Cv, Salt Lake City, UT 84121	2,500,000	20.03%	5% or more Shareholder
Shirley Properties, Inc. (4) 10 Dionysiou Solomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	6,950,000 (3)	55.68%	5% or more Shareholder

(1) George Christodoulou personally owns 1,650,000 common shares, and 1,000,000 common shares held in the name of Costa Vassiliades who passed away in January 2014.   George Christodoulou has yet to have Costa Vassiliades’ common shares transferred into his name.   George Christodoulou is deemed to beneficially own the shares of his wife Shirley Christodoulou, who owns 2,800,000 common shares, and the shares of Shirley Properties, Inc., an entity controlled by his wife, which owns1,500,000 shares.

(2) Shirley Christodoulou personally owns 2,800,000 common shares and is deemed to beneficially own the shares of her husband George Christodoulou, who owns 2,650,000 common shares and the shares of Shirley Properties, Inc., an entity she controls, which owns 1,500,000 shares.

(3) KaeLynne Nielson is the Trustee of the Nielson 101 Trust and therefore is deemed to beneficially own the common shares of Nielson 101 Trust.

(4) Shirley Christodoulou is the control person for Shirley Properties, Inc. a BVI corporation and is therefore deemed to beneficially own the common shares of Shirley Properties, Inc., in addition to the 2,800,000 shares she owns personally and the 2,650,000 shares held by George Christodoulou.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm Messineo & Co., CPAs, LLC for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2014	2013
Audit Fees	$7,500	$4,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees.    Consist of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.    Consist of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consist of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     Other services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation

3.2*	Bylaws

23.1*	Consent of Auditors

31.1	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to our Form 10-12G/A filed December 3, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereto duly authorized.

NEW CENTURY RESOURCES CORPORATION

Date:	March 24, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 24, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)