Form 10-Q
period 2015-03-31
New Century Resources Corp
filed 2015-05-14
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission File Number 000-29243

New Century Resources Corporation
(Name of small business issuer in its charter)

Nevada	98-0361773
(State of incorporation)	(I.R.S. Employer Identification No.)

10 Dionysiou Solomou Street
Leona Building, Suite 501
2406 Engomi Nicosia Cyprus P.O. Box 25631 Nicosia
(Address of principal executive offices)

357-2281-6626
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]      No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]       No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]   No [  ]

As of May 11, 2015, there were 12,481,724 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

NEW CENTURY RESOURCES CORPORATION

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of New Century Resources Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”,  “we”, “us” and “our” are references to New Century Resources Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

March 31, 2015

New Century Resources
Balance Sheet

	March 31	December 31
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	-	-
Total current assets	-	-

Total assets	-	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	11,312	8,708
Advances from shareholders	26,431	16,905
Accrued interest	5,207	4,809
Total current liabilities	42,950	30,422

Long-term liabilities:
Notes payable	16,122	16,122
Total long-term liabilities	16,122	16,122

Total liabilities	59,072	46,544

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized;
no shares issued	-	-
Common stock, $.001 par value, 200,000,000 authorized;
12,481,724 and 12,481,724 shares issued and outstanding	12,482	12,482
Additional paid in capital	1,760,158	1,760,158
Accumulated Deficit	(1,831,712)	(1,819,184)
Total stockholders’ deficit	(59,072)	(46,544)
Total liabilities and stockholders’ deficit	-	-

See notes to the unaudited financial statements.

New Century Resources Corporation
Statements of Operations

	Three Months	Three Months
	March 31	March 31
	2015	2014

Sales	$ ---	$ ---
Cost of Sales	---	---

Gross profit	---	---

General and administrative expenses:
Legal and professional fees	12,130	3,609
Other general and administrative	---	---
Total operating expenses	12,130	3,609
(Loss) from operations	(12,130)	(3,609)

Other income (expense):
Interest (expense)	(398)	(403)
(Loss) before taxes	(12,528)	(4,012)

Provision (credit) for taxes on income	---	---
Net (loss)	$(12,528)	$(4,012)

Basic earnings (loss) per common share	(0.00)	(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

See notes to the unaudited financial statements.

New Century Resources
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2015	2014

Cash flows from operating activities:
Net (loss)	$(12,528)	$(4,012)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts payable and accrued expenses	3,002	398
Net cash flows from operating activities	(9,526)	(3,614)

Cash flows from financing activities:
Advances from shareholders and related party’s	9,526	3,614
Proceeds/(Payment) of notes payable	-	-

Net cash flows from financing activities	9,526	3,614
Net cash flows	-	-

Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	-	-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to the unaudited financial statements.

New Century Resources Corporation
March 31, 2015
Notes to the Financial Statements
(unaudited)

Note 1 - Organization and Operations

New Century Resources Corporation

New Century Resources Corporation (the Company), was incorporated under the laws of the State of Utah in July of 1979 as WEM Petroleum, Inc. From inception through 1981, the Company conducted operations in the oil and gas industry. Pursuant to an option granted the Company in August of 1979, the Company exercised its right to drill exploratory wells on 640 acres in Cache County, Utah. Although various wells were drilled and completed, the Company did not realize any revenues from these oil and gas operations. In 1984, the Company attempted to refocus its business efforts into the mining industry by entering into an option to lease property and mining equipment in Montana. It ceased any significant business operations in the latter part of the 1980’s when it failed to exercise the option, due to lack of funding. In 1988, the Company made an effort to commence conducting business again by expanding its business purpose to include the marketing and development of high-tech products. The Company’s Board was also authorized to seek out suitable candidates for acquisition or merger. In addition, the Company authorized a reverse split of its issued and outstanding shares one (1) share for ten (10) shares, although the same was never affected. The Company ceased doing business until late 1993.

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

The Company divested itself of its 100% owned subsidiary G.C. on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation’s inability to raise the necessary capital to fund the exploration and development of the Trekkopje Uranium reserves. In addition, a feasibility study conducted by B B Hambleton-Jones played crucial role in their decision making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves.

The Company has no commitments, understandings, or agreements with regard to any proposed business operations or opportunities. It is the intention of Management to actively solicit interested third parties who may be interested in acquiring a controlling interest in what is essentially a “shell” corporation. Such transactions are commonly referred to as “reverse mergers”, whereby the Company would acquire all the issued and outstanding shares of a private entity in exchange for a controlling interest in the public company. No assurance can be given that Management of the Company will be successful in attracting a suitable candidate for this type of transaction or some other type of business combination; or what time frame might be involved in consummating any such transaction.

Note 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholder due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include:  a.) the nature of the relationship(s) involved ; b.) adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.) aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company has not generated revenues during the business development stage.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2015 resulting from a history of net losses and net cash used in operating activities, negative working capital and no revenues earned during the period. The Company seeks the consummation of a reverse merger with another operating company but has had and will have no active operations until such reverse merger is finalized.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable is $8,500 and $8,500 as of March 31, 2015 and 2014, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable is $7,622 and $7,622 as of March 31, 2015 and 2014, respectively.

Note 5 – Stockholder’s Equity

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2015, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. For the three months ended March 31, 2015 and 2014, the Company’s stockholders advanced a total of $9,525and 3,614, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2015, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2015 and 2014 is $11,245 and $10,394, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2015, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2015 and 2014, was $10,084 and $9,321, respectively.

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

Other

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 27, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing

31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY RESOURCES CORPORATION

Date	May 12, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	May 12, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)