Form 10-Q
period 2015-06-30
New Century Resources Corp
filed 2015-08-14
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 12,481,724 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

June 30, 2015

New Century Resources Corporation
Balance Sheet

	June 30	December 31
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	-	-
Total current assets	-	-

Total assets	-	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	9,866	8,708
Advances from shareholders	30,985	16,905
Accrued interest	5,609	4,809
Total current liabilities	46,460	30,422

Long-term liabilities:
Notes payable	16,122	16,122
Total long-term liabilities	16,122	16,122

Total liabilities	62,582	46,544

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 50,000,000 authorized;
no shares issued	-	-
Common stock, $.001 par value, 200,000,000 authorized;
12,481,724 and 12,481,724 shares issued and outstanding	12,482	12,482
Treasury stock	-	-
Additional paid in capital	1,760,158	1,760,158
Deficit accumulated during the development stage	(1,835,221)	(1,819,184)
Total stockholders' equity/(deficit)	(62,581)	(46,544)
Total liabilities and stockholders' equity	-	-

See notes to the unaudited condensed financial statements.

New Century Resources Corporation
Statements of Operations (Unaudited)

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014

Sales	$ ---	$ ---	$ ---	$ ---
Cost of Sales	---	---	---	---

Gross profit	---	---	---	---

General and administrative expenses:
Legal and professional fees	3,107	5,257	15,237	8,866
Other general and administrative	---	---	---	---
Total operating expenses	3,107	5,257	15,237	8,866
(Loss) from operations	(3,107)	(5,257)	(15,237)	(8,866)

Other income (expense):
Interest (expense)	(402)	(396)	(800)	(799)
(Loss) before taxes	(3,509)	(5,653)	(16,037)	(9,665)

Provision (credit) for taxes on income	---	---	---	---
Net (loss)	$(3,509)	$(5,653)	$(16,037)	$(9,665)

Basic earnings (loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724	12,481,724	12,481,724

See notes to the unaudited condensed financial statements.

New Century Resources
Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30	June 30
	2015	2014

Cash flows from operating activities:
Net (loss)	$(16,037)	$(9,665)

Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable and accrued expenses	1,957	1,225
Net cash flows from operating activities	(14,080)	(8,440)

Cash flows from financing activities:
Advances from shareholders and related party's	14,080	8,440
Proceeds/(Payment) of notes payable	-	-
Net cash flows from financing activities	14,080	8,440

Net cash flows	-	-

Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	-	-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to the unaudited condensed financial statements.

New Century Resources Corporation
June 30, 2015
Notes to Condensed Unaudited Financial Statements

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

The carrying amounts of a Company’s financial assets and liabilities, such as accounts payable and advanced from shareholders, approximate their fair values because of the short maturity of these instruments.

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

As of June 30, 2015, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 21,730,980 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2015 resulting from a history of net losses and net cash used in operating activities, negative working capital and no revenues earned during the period. The Company seeks the consummation of a reverse merger with another operating company but has had and will have no active operations until such reverse merger is finalized.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder’s Equity

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued and outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued and outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 4).  The notes are convertible into shares of the Company stock, at the demand of the lenders.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and six months ended June 30, 2015, no shares were issued in satisfaction of payments.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, stockholders of the Company will make unsecured advances to the Company for working capital purposes. As of June 30, 2015 and 2014, the Company’s stockholders advanced a total of $30,985 and $16,905, respectively. These advances are non-interest bearing and payable on demand.

Convertible Notes Payable
On January 8, 2012, the Company entered into an unsecured convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and six months ended June 30, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable is $8,500 as of June 30, 2015 and December 31, 2014, respectively.

On January 8, 2012, the Company entered into an unsecured convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended June 30, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable is $7,622 as of June 30, 2015 and December 31, 2014, respectively.

Note 6 – Executive Compensation

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

Note 7 – Subsequent Events

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

Cautionary Note About Forward-Looking Statements

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

Liquidity

For the six months ended June 31, 2015, we had net cash used in operations of $14,080. Net cash provided by financing activities was $14,080 which consisted of advances from a related party.

As of June 30, 2015 and December 31, 2014 we had no assets.

We had total liabilities of $62,582 as of June 30, 2015, which consisted of accounts payable and accrued expenses of $15,475 and notes and advances payable aggregating $47,107.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Our net loss for the three months ended March 31, 2015 was $5,409 which was a decrease of $102,834 over our net loss for the three months ended March 31, 2014, which was $108,243. The decrease was primarily due to reduced compensation and consulting expenses.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

We had no revenues for the six months ended June 30, 2015 and June 30, 2014, respectively.

Our net loss for the six months ended June 30, 2015 was $16,037, which was an increase of $6,372 from our net loss of $9,665for the six-month period ended June 30, 2014. The difference is primarily due to increases in professional fees and interest expense.

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

NEW CENTURY RESOURCES CORPORATION

Date	August 14, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	August 14, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)