Form 10-Q
period 2015-09-30
New Century Resources Corp
filed 2015-11-13
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

        . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]       No [  ] .

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

As of November 12, 2015, there were 12,481,724 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation
September 30, 2015

New Century Resources
Condensed Unaudited Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:	$-	$-

Total assets	-	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	10,712	8,708
Advances from stockholders	34,047	16,905
Accrued interest	6,016	4,809
Convertible Notes payable	16,122	16,122
Total liabilities	$66,897	$46,544

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,839,537)	(1,819,184)
Total stockholders' deficit	(66,897)	(46,544)
Total liabilities and stockholders' deficit	$-	$-

See notes to the unaudited condensed financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses:
Legal and professional fees	3,910	3,173	19,146	12,036
Total operating expenses	3,910	3,173	19,146	12,036
Loss from operations	(3,910)	(3,173)	(19,146)	(12,036)

Other expense:
Interest expense	(407)	(407)	(1,207)	(1,207)
Loss before taxes	(4,317)	(3,580)	(20,353)	(13,243)

Provision for taxes on income	-	-	-	-
Net loss	$(4,317)	$(3,580)	$(20,353)	$(13,243)

NET LOSS PER COMMON SHARE -Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -Basic and Diluted	12,481,724	12,481,724	12,481,724	12,481,724

See notes to the unaudited condensed financial statements.

New Century Resources
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(20,353)	$(13,243)

Adjustments to reconcile net loss to cash
provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable and accrued expenses	3,211	1,651
Net cash flows used in operating activities	(17,142)	(11,592)

Financing Activities:
Advances from shareholders and related party's	17,142	11,592
Net cash flows provided financing activities	17,142	11,592

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.  As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

As of September 30, 2015, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 22,137,620 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2015 resulting from a history of net losses and net cash used in operating activities, negative working capital and no revenues earned during the period. The Company seeks the consummation of a reverse merger with another operating company but has had and will have no active operations until such reverse merger is finalized.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued and outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued and outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively.  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2015, no shares were issued in satisfaction of payments.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, stockholders of the Company will make unsecured advances to the Company for working capital purposes. As of September 30, 2015 and 2014, the Company’s stockholders advanced a total of $34,047 and $16,905, respectively. These advances are non-interest bearing and payable on demand.

Convertible Notes Payable

On January 8, 2012, the Company entered into an unsecured convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Comp’asnpyar value, $0.001. For the three and nine months ended September 30, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period. Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request. The remaining principal balance on this convertible note payable is $8,500 as of September 30, 2015 and December 31, 2014, respectively.

On January 8, 2012, the Company entered into an unsecured convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.     The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and nine months ended September 30, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable is $7,622 as of September 30, 2015 and December 31, 2014, respectively.

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

Liquidity

For the nine months ended September 30, 2015, we had net cash used in operations of $17,142. Net cash provided by financing activities was $17,142 which consisted of advances from a related party.

As of September 30, 2015 and December 31, 2014 we had no assets.

We had total liabilities of $66,897 as of September 30, 2015, which consisted of accounts payable and accrued expenses of $16,728 and notes and advances payable aggregating $50,169.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Our net loss for the three months ended September 30, 2015 was $4,317 which was an increase of $737 over our net loss for the three months ended September 30, 2014, which was $3,580. The increase was due to additional professional fees.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

We had no revenues for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Our net loss for the nine months ended September 30, 2015 was $20,353, which was an increase of $7,110 from our net loss of $13,243for the nine-month period ended September 30, 2014. The difference is due to increases in professional fees.

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

NEW CENTURY RESOURCES CORPORATION

Date	November 4, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	November 4, 2015	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)