Form 10-K
period 2015-12-31
New Century Resources Corp
filed 2016-04-14
CIK 1104462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
THE EXCHANGE ACT:

Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2014: N/A.

As of April 13, 2016, the registrant had 12,481,724 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents incorporated by reference: None

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	39

SIGNATURES	39

PART I

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Periodic Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," or "should," or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K "we", the "Company," "us" or "New Century", refer to New Century Resources Corporation .  References in this Form 10-K, unless another date is stated are to December 31, 2015.

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

Upon the disposition, the Company re-entered the business development stage and accumulated deficits during the business development stage are reported effective as of January 1, 2005.

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

As of the most recent audited period, we have generated no revenues or earnings from operations and possess no significant assets or financial resources.  As of December 31, 2013, we had $0 of cash on hand.  Also, our independent auditor's report expressed substantial doubt about our ability to continue as a going concern.

We were originally organized as a company that conducted operations in the oil and gas industry; however, we are currently seeking a business opportunity.  Currently we are a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may combine with any type of business that management believes to offer the greatest opportunity.

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

Other than that certain convertible promissory note issued to George Christodoulou on January 8, 2012 in the principal amount of $8,500 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company's common stock at par value and that certain convertible promissory note issued to Robert J. Nielson on January 8, 2012 in principal amount of $7,622 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company's common stock at par value, we have no other commitments as of the date of this registration statement to issue any shares of common stock, preferred stock, options or warrants or other equity consideration.  We will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a business combination.  To the extent that such additional securities are issued, dilution to the interests of our shareholders will inevitably occur.  Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

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

No assurances are given that subsequent to such a business combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  We presently have 50,000,000 shares of preferred stock authorized; none of these shares are currently issued and outstanding.  We presently have 200,000,000 shares of common stock authorized, of which, 12,481,724 shares of common stock are currently issued and outstanding.  As of the date hereof, other than mentioned herein, we have not provided to any shareholder registration rights to register under the Securities Act any shares of common stock of the Company.  See "Market Price of and Dividends on the Company's Common Equity and Related Shareholder Matters".

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

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of our company and the promoters of the opportunity, and the relative negotiating strength of our company and such promoters.  Until we find such opportunity, we cannot state how the transaction will be structured or the sum required to consummate the acquisition or reverse merger.  We anticipate that the Company would issue shares to the target company making the target company's shareholders the majority shareholders of New Century Resources Corporation.  It is possible that some New Century Resources Corporation shareholders will sell some or all of their shares in a private transaction in connection with the merger or acquisition.  However, until a target is identified and a definitive agreement entered, it is impossible to state what the terms of the transaction might be or the amount required to consummate the transaction.

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

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders.  Tax considerations, as well as other relevant factors, will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company has on hand as of December 31, 2015 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger, and we have no cash to complete the acquisition or reverse merger.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

There are 403 shareholders of our common stock, holding a total of 12,481,724 shares. On January 8, 2012, George Christodoulou entered into a convertible promissory note with the Company in the principal amount of $8,500 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company's common stock.  On January 8, 2012, Robert J. Nielson entered into a convertible promissory note with the Company in the principal amount of $7,622 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company's common stock.   All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act. The Company has not provided to any shareholder registration rights to register under the Securities Act any shareholder's shares for sale.

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, this information is not required pursuant to Item 301 of Regulation S-K.

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

Forward-Looking Statements

This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, we may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, acquisition strategies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, our ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, our ability to implement our business plan. Our actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. We assume no obligation to update any such forward-looking statements.

PLAN OF OPERATION

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

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such acquisition.  The Company's officers and directors have not engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

The Company does not anticipate engaging any professional firms or other individuals that specialize in business acquisitions but will rely upon the Company's business contacts and relationships in seeking a suitable acquisition.

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

The Company will not seek shareholder approval for any merger, acquisition or similar reorganization.  Shareholder approval for this type of business opportunity is not required under Nevada law nor is it required by the Company's Articles of Incorporation. Shareholder approval will be required if the transaction requires a name change, change in capital structure of the Company, stock splits or any other action that requires shareholder approval under Nevada law or our Articles of Incorporation.  In the event shareholder approval is required for actions other than a business opportunity, the Company will prepare, file with the SEC and mail to shareholders the appropriate information statement or proxy statement, if required.

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of December 31, 2015 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

LIQUIDITY AND CAPITAL RESOURCES
It is the intent of our management and stockholders to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder or our key officers to provide additional future funding. If our management and/or key officers ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a "going concern".

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.  As a result, there can be no assurance that sufficient funds will be available to us to enable us to pay the expenses related to such activities.

Regardless of whether or not our cash assets prove to be adequate to meet our operational needs, we may seek to compensate providers of services by issuances of our common stock in lieu of cash.

At December 31, 2015, we had no cash assets, $81,804 in liabilities, and an accumulated deficit of $1,854,444. Our primary source of liquidity has been from shareholder advances.  As of December 31, 2015, the Company owed $22,544 in notes and related interest and $38,378 in related party advances loaned to the company.

Net cash used in operating activities was $21,473 for the year ended December 31, 2015.

Net cash used in investing activities was $0 for the year ended December 31, 2015.

Net cash provided by financing activities was $21,473 for the year ended December 31, 2015.

Our expenses to date are comprised of professional and regulatory fees that include accounting and legal fees.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

NET LOSS FROM OPERATIONS

The Company had net losses of $35,260 for the year ended December 31, 2015 as compared to a net loss of $16,048 for the year ended December 31, 2014.  The change is due to increased professional fees associated with regulatory filings and compliance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Century Resources Corporation
December 31, 2015 and 2014
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Century Resources, Corporation

We have audited the accompanying balance sheets of New Century Resources Corporation (the "Company") as of December 31, 2015 and December 31, 2014, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2015 and December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and December 31, 2014, and the results of its operations, changes in stockholders' deficit and its cash flows for the years ended December 31, 2015 and December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As part of our audit of the 2015 financial statements, we also audited the adjustments described in Note 9 that were applied to restate the 2014 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 9, the Company has restated its 2014 financial statements to conform with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California April 14, 2016

New Century Resources
Condensed Balance Sheet

	December 31, 2015	December 31, 2014

ASSETS
Current assets:	$-	$-

Total assets	-	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	20,440	8,686
Advances from stockholders	40,452	18,425
Accrued interest	6,422	4,809
Convertible Notes payable	16,122	16,122
Total liabilities	$83,436	$48,042

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,856,076)	(1,820,682)
Total stockholders' deficit	(83,436)	(48,042)
Total liabilities and stockholders' deficit	$-	$-

See auditor's report and notes to the audited financial statements.

New Century Resources Corporation
Statements of Operations

	Twelve Months ended	Twelve Months ended
	December 31, 2015	December 31, 2014 (Restated)

Sales	$-	$-

General and administrative expenses:
Legal and professional fees	32,819	15,775
General and administration	948	153
Total operating expenses	33,767	15,928
Loss from operations	(33,767)	(15,928)

Other expense:
Interest expense	(1,627)	(1,618)
Loss before taxes	(35,394)	(17,546)

Provision for taxes on income	-	-
Net loss	$(35,394)	$(17,546)

NET LOSS PER COMMON SHARE -Basic and Diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -Basic and Diluted	12,481,724	12,481,724

See auditor's report and notes to the audited financial statements.

New Century Resources
Statement of Changes in Stockholders' Deficit

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance, December 31, 2013	12,481,724	$12,482	$1,760,158	$(1,803,136)	$(30,496)

Net Loss	-	-	-	(17,546)	(17,546)

Balance, December 31, 2014	12,481,724	12,482	1,760,158	(1,820,682)	(48,042)

Net loss	-	-	-	(35,394)	(35,394)

Balance, December 31, 2015	12,481,724	$12,482	$1,760,158	$(1,856,076)	$(83,436)

See auditor's report and notes to the audited financial statements.

New Century Resources
Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2015	December 31, 2014 (Restated)

Cash flows from operating activities:
Net loss	$(35,394)	$(17,546)

Adjustments to reconcile net loss to cash
provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable and accrued expenses	13,367	1,264
Net cash flows used in operating activities	(22,027)	(16,282)

Financing Activities:
Advances from shareholders and related party's	22,027	16,282
Net cash flows provided financing activities	22,027	16,282

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See auditor's report and notes to the audited financial statements.

New Century Resources Corporation
December 31, 2015 and 2014 (Restated)
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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The Company's significant estimates and assumptions include the fair value of financial instruments; inventory valuation and obsolescence; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of a Company's financial assets and liabilities, such as cash, prepaid expenses and accounts payable, approximate their fair values because of the short maturity of these instruments.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended December 31, 2015 or 2014.

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

As of December 31, 2015, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 22,544,260 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU however, for the current period, management does not believe that it has met conditions which would subject these financial statements to additional disclosure.

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

As reflected in the accompanying financial statements, the Company has incurred losses of $35,394 and $17,546 for the years ending December 31, 2015 and 2014, respectively, resulting in an accumulated deficit at December 31, 2015 of $1,856,076.  The Company has a negative working capital and no revenues earned during the periods presented. The Company seeks the consummation of a reverse merger with another operating company but has had and will have no active operations until such reverse merger is finalized.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company's President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the twelve months ended December 31, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2015 and 2014, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the twelve months ended December 31, 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2015 and 2014, respectively.

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months' time.

Effective January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As a result, the Company has not accrued compensation for the twelve months ended December 31, 2015.

As of December 31, 2015, the balance owed by the Company to Mr. Nielson is $8,384.

Note 5 – Stockholder's Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company's President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the twelve months ended December 31, 2015, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of December 31, 2015 and 2014, the Company's stockholder advances totaled $40,452 and $18,425, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company's president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company's common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the twelve months ended December 31, 2015, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2015 and 2014 is $11,885 and $11,035, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the twelve months ended December 31, 2015, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2015 and 2014, was $10,659 and $9,896, respectively.

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

Note 8 – Income Taxes

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $371,215 from inception through December 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets	371,215	364,136
Valuation allowance	(371,215)	(364,136)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $371,215 and $364,136, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31, 2015 and 2014:

Federal statutory tax rate	(20.0)%
Permanent differences and valuation allowance	(20.0)%
Effective tax rate	0.0%

Note 9 – Restatement of Financial Statements

On December 16, 2015, the Company was informed that it could no longer rely upon the audit report included in our Form 10-K filed on March 27, 2015 for the year ended December 31, 2014.  As a result, the Company has restated its financial statements to reflect corrections to accounts payable, professional fees expense, and shareholder advances.

Balance Sheets
	December 31, 2014				December 31, 2014
	(As filed)		Adjustment		(As Restated)
ASSETS
Current assets:
Cash		---		---		---
Total current assets		---		---		---

Total assets	$	---	$	---	$	---

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses		8,708		(21)		8,686
Accrued interest		4,809		---		4,809
Advances from shareholders		16,905		1,519		18,426
Total current liabilities		30,422		1,498		31,921

Long-term liabilities:
Convertible notes payable, shareholders		16,122		---		16,122
Total long-term liabilities		16,122		---		16,122

Total liabilities		46,544		1,498		48,043

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 50,000,000 authorized; no shares issued		---		---		---
Common stock, $.001 par value, 200,000,000 authorized;
12,481,724 and 12,481,724 shares issued and outstanding		12,482		---		12,482
Additional paid in capital		1,760,158		---		1,760,158
Accumulated deficit		(1,819,184)		(1,498)		(1,820,683)
Total stockholders' deficit		(46,544)		(1,498)		(48,043)
Total liabilities and stockholders' equity	$	---	$	---	$	---

Statements of Operations

	December 31, 2014			December 31, 2014
	(As filed)	Adjustment		(As Restated)

Sales	$ ---	$	---	$ ---
Cost of Sales	---		---	---
Gross profit	---		---	---

General and administrative expenses:
Legal and professional fees	14,435		1,340	15,775
Other general and administrative	---		153	153
Total operating expenses	14,435		1,493	15,928
(Loss) from operations	(14,435)		(1,493)	(15,928)

Other income (expense):
Interest (expense)	(1,613)		(5)	(1,618)
(Loss) before taxes	(16,048)		(1,498)	(17,546)

Provision (credit) for taxes on income	---		---	---
Net (loss)	$(16,048)		$(1,498)	$(17,546)

Statement of Cash Flows
	December 31, 2014			December 31, 2014
	(As filed)	Adjustment		(As restated)
Cash flows from operating activities:
Net (loss)	$(16,048)	$	---	$(17,546)

Change in current assets and liabilities:
Accounts payable and accrued expenses	1,287			1,265
Net cash flows from operating activities	1,287			1,265

Cash flows from financing activities:
Advances from shareholders and related party's	14,761			16,281
Net cash flows from financing activities	14,761			16,281

Net cash flows	---			---

Cash and equivalents, beginning of period	---			---
Cash and equivalents, end of period	$ ---	$	---	$ ---

Note 10 – Subsequent Events

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

Our Chief Executive Officer, and our acting Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control over Financial Reporting

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2013:

• Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized. The Company is working on formalizing the required procedures.
• Inadequate segregation of duties and effective risk assessment; and
• Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.
Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2015 and 2014.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we could (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Partners

Our executive officers and directors and additional information is as follows:

Name	Age	Position

George Christodoulou	72	President, CEO, CFO and Director

Mark Christodoulou	51	Secretary and Director

Solon Piitarides	83	Director

George Christodoulou:

Mr. Christodoulou, age 71, received his secondary education in South Africa where he completed post high school classes in mechanical engineering and geology. He relocated to Cyprus in 1983 where he organized and has, since that date, been the President and Chief Executive Officer of G.C. Gulf Group of Companies, a group of approximately nine companies including Dimacor Diamond Mining Company Pty. Ltd., Loston Diamond Mine Pty. Ltd. and Loxton Exploration Pty. Ltd., African Coast Diamonds and Minerals (Pty.) Ltd., GSE Diamond Merchants (Pty) Ltd., GC Gulf Minerals, Ltd. and GC Gulf Western Trading, Ltd., Petroleum Development Services Marketing, Ltd. and Gulf Western Mining Ltd., all of which are and have been involved in various forms of trading, mineral exploration and mining. He has been engaged in the mineral exploration and mining business for more than thirty years.

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

Involvement in Certain Legal Proceedings

Our Directors and executive officers have not been involved in any legal proceedings as indicated below during the past ten years.

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences');

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act") requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  Based solely on our review of copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and 10% or more beneficial owners are complied with..

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and Directors as the Company is not required to do so.

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President, CEO, CFO & Director	2015 2014	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2015 2014	None None	None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2015 2014	None None	None None	None None	None None	None None

Employment Agreements

The Company has no formal employment agreements.

Indemnification of our Officers and Directors

The Nevada Revised Statutes and our Articles of Incorporation, as amended, allow us to indemnify our officers and Directors from certain liabilities and our Bylaws state that we shall indemnify every (i) present or former Director, advisory Director or officer of us, (ii) any person who while serving in any of the capacities referred to in clause (i) served at our request as a Director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) the Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii) (each an "Indemnitee").

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

Except as provided above, the Bylaws provide that no indemnification shall be made in respect to any proceeding in which such Indemnitee has been (a) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's official capacity, or (b) found liable to us.  The termination of any proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a) or (b) above.  An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals there from.  Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys' fees for the Indemnitee.  The indemnification provided shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

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

(1) George Christodoulou personally owns 1,650,000 common shares, and 1,000,000 common shares held in the name of Costa Vassiliades who passed away in January 2014.   George Christodoulou has yet to have Costa Vassiliades' common shares transferred into his name.   George Christodoulou is deemed to beneficially own the shares of his wife Shirley Christodoulou, who owns 2,800,000 common shares, and the shares of Shirley Properties, Inc., an entity controlled by his wife, which owns1,500,000 shares.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm Anton & Chia,  for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2015	2014
Audit Fees	$12,825	$8,250
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

NEW CENTURY RESOURCES CORPORATION

Date:	April 5, 2016	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 5, 2016	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

41