Form 10-Q
period 2016-06-30
New Century Resources Corp
filed 2016-08-15
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]       No [  ] .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]   No [  ]

As of August 14, 2016, there were 12,481,724 shares of the registrant's $0.0001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company",  "we", "us" and "our" are references to New Century Resources Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

June 30, 2016

New Century Resources
Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	11,204	20,440
Advances from stockholders	64,864	40,452
Accrued interest	7,227	6,422
Convertible Notes payable	16,122	16,122
Total liabilities	$99,417	$83,436

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding on June 30, 2016 and December 31, 2015, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,872,057)	(1856,076)
Total stockholders' deficit	(99,417)	(83,436)
Total liabilities and stockholders' deficit	$-	$-

See notes to the unaudited financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)
	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Sales	$-	$-	$-	$-

Operating expenses:
Legal and professional fees	1,362	3,107	14,919	15,237
General and administrative	207	---	258	---
Total operating expenses	1,569	3,107	15,177	15,237
Loss from operations	(1,569)	(3,107)	(15,177)	(15,237)

Other expense:
Interest expense	(402)	(402)	(804)	(800)
Loss before taxes	(1,971)	(3,509)	(15,981)	(16,037)

Provision for taxes on income	---	---	---	---
Net loss	$(1,971)	$(3,509)	$(15,981)	$(16,037)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724	12,481,724	12,481,724

See notes to the unaudited financial statements.

New Century Resources
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(15,981)	$(16,037)

Adjustments to reconcile net loss to cash
provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable and accrued expenses	(8,431)	1,957
Net cash flows used in operating activities	(24,412)	(14,080)

Financing Activities:
Advances from shareholders and related party	24,412	14,080
Net cash flows provided by financing activities	24,412	14,080

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of June 30, 2016, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 23,348,700 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the accompanying financial statements, the Company has incurred losses of $15,981 for the six months ending June 30, 2016, resulting in an accumulated deficit at June 30, 2016 of $1,872,057.  The Company has a negative working capital of $99,417 and no revenues earned during the periods presented. The Company seeks the consummation of a reverse merger with another operating company but has had and will have no active operations until such reverse merger is finalized.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company's President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the six months ended June 30, 2016, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of June 30, 2016 and 2015, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the six months ended June 30, 2016, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of June 30, 2016 and 2015, respectively.

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

Effective January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As a result, the Company has not accrued compensation for the six months ended June 30, 2016.

As of June 30, 2016 and 2015, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder's Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company's President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the six months ended June 30, 2016, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of June 30, 2016 and 2015, the Company's stockholder advances totaled $64,864 and $40,452, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company's president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company's common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the six months ended June 30, 2016, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2016 and 2015 is $12,310 and $11,457, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company's par value, $0.001. For the six months ended June 30, 2016, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2016 and 2015 was $11,039 and $10,274, respectively.

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

Liquidity

For the six months ended June 30, 2016, we had net cash used in operations of $24,412. Net cash provided by financing activities was $24,412 which consisted of advances from a related party.

As of June 30, 2016 and 2015, we had no assets.

We had total liabilities of $99,417 as of June 30, 2016, which consisted of accounts payable and accrued expenses of $18,431 and notes and advances payable aggregating $80,986.
Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Our net loss for the three months ended June 30, 2016 was $1,971 which was an increase of $1,538 over our net loss for the three months ended June 30, 2015, which was $3,509. The decrease reflects reduced professional fees.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Our net loss for the six months ended June 30, 2016 was $15,981 which was a decrease of $56 over our net loss for the six months ended June 30, 2015, which was $16,037. The decrease was due to reduced general and administrative expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

NEW CENTURY RESOURCES CORPORATION

Date	August 15, 2016	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	August 15, 2016	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)