Form 10-K
period 2016-12-31
New Century Resources Corp
filed 2017-03-31
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015: N/A.

As of March 31, 2017, the registrant had 12,481,724 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	40

SIGNATURES	40

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “New Century”, refer to New Century Resources Corporation .  References in this Form 10-K, unless another date is stated are to December 31, 2016.

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

As of the most recent audited period, we have generated no revenues or earnings from operations and possess no significant assets or financial resources.  As of December 31, 2016, we had $0 cash on hand.  Also, our independent auditor’s report expressed substantial doubt about our ability to continue as a going concern.

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

Other than that certain convertible promissory note issued to George Christodoulou on January 8, 2012 in the principal amount of $8,500 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company’s common stock at par value and that certain convertible promissory note issued to Robert J. Nielson on January 8, 2012 in principal amount of $7,622 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company’s common stock at par value, we have no other commitments as of the date of this registration statement to issue any shares of common stock, preferred stock, options or warrants or other equity consideration.  We will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a business combination.  To the extent that such additional securities are issued, dilution to the interests of our shareholders will inevitably occur.  Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company has on hand as of December 31, 2016 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger, and we have no cash to complete the acquisition or reverse merger.

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

There are 403 shareholders of our common stock, holding a total of 12,481,724 shares. On January 8, 2012, George Christodoulou entered into a convertible promissory note with the Company in the principal amount of $8,500 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company’s common stock.  On January 8, 2012, Robert J. Nielson entered into a convertible promissory note with the Company in the principal amount of $7,622 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company’s common stock.   All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act. The Company has not provided to any shareholder registration rights to register under the Securities Act any shareholder's shares for sale.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of December 31, 2016 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

LIQUIDITY AND CAPITAL RESOURCES

It is the intent of our management and stockholders to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder or our key officers to provide additional future funding. If our management and/or key officers ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

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

At December 31, 2016, we had no cash assets, $118,534 in liabilities, and an accumulated deficit of $1,891,174. Our primary source of liquidity has been from shareholder advances.  As of December 31, 2016, the Company owed $24,162 in notes and related interest and $79,026 in related party advances loaned to the company.

Net cash used in operating activities was $38,574 for the year ended December 31, 2016.

Net cash used in investing activities was $0 for the year ended December 31, 2016.

Net cash provided by financing activities was $38,574 for the year ended December 31, 2016.

Our expenses to date are comprised of professional and regulatory fees that include accounting and legal fees.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

NET LOSS FROM OPERATIONS

The Company had net losses of $35,098 for the year ended December 31, 2016 as compared to a net loss of $35,394 for the year ended December 31, 2015.  Operating expenses for the years ended December 31, 2016 and 2015 consisted of professional and regulatory fees associated with our reporting requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Century Resources Corporation

December 31, 2016 and 2015

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	18
Balance Sheets at December 31, 2016 and December 31, 2015	19
Statements of Operations for the years ended December 31, 2016 and 2015	20
Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2016 and 2015 Statements of Cash Flows for the years ended December 31, 2016 and 2015	21 22
Notes to the Financial Statements	23-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Century Resources Corporation

We have audited the accompanying balance sheets of New Century Resources Corporation (the "Company”) as of December 31, 2016 and December 31, 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2016 and December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 31, 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2016 and December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California March 31, 2017

New Century Resources Corporation
Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets:	$-	$-

Total assets	-	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	15,346	20,440
Advances from stockholders	79,026	40,452
Accrued interest	8,040	6,422
Convertible notes payable	16,122	16,122
Total liabilities	$118,534	$83,436

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized; no shares issued	-	-
Common stock, $.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482
Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,891,174)	(1,856,076)
Total stockholders' deficit	(118,534)	(83,436)
Total liabilities and stockholders' deficit	$-	$-

See auditor’s report and notes to the audited financial statements.

New Century Resources Corporation
Statements of Operations

	For the years ended December 31,
	2016	2015

Sales	$-	$-

General and administrative expenses:
Legal and professional fees	32,186	32,819
General and administration	1,294	948
Total operating expenses	33,480	33,767
Loss from operations	(33,480)	(33,767)

Other expense:
Interest expense	(1,618)	(1,627)
Loss before taxes	(35,098)	(35,394)

Provision for taxes on income	-	-
Net loss	$(35,098)	$(35,394)

NET LOSS PER COMMON SHARE -Basic and Diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -Basic and Diluted	12,481,724	12,481,724

See auditor’s report and notes to the audited financial statements.

New Century Resources Corporation
Statement of Changes in Stockholders’ Deficit
For the years ended December 31, 2016 and 2015

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance, December 31, 2014	12,481,724	$12,482	$1,760,158	$(1,820,682)	$(48,042)

Net Loss	-	-	-	(35,394)	(35,394)

Balance, December 31, 2015	12,481,724	12,482	1,760,158	(1,856,076)	(83,436)

Net loss	-	-	-	(35,098)	(35,098)

Balance, December 31, 2016	12,481,724	$12,482	$1,760,158	$(1,891,174)	$(118,534)

See auditor’s report and notes to the audited financial statements.

New Century Resources
Statements of Cash Flows

	For the years ended December 31,
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(35,098)	$(35,394)
Adjustments to reconcile net loss to cash used by operating activities:
Change in current assets and liabilities:
Accounts payable and accrued expenses	(3,476)	13,367
Net cash flows used in operating activities	(38,574)	(22,027)

Financing Activities:
Advances from shareholders	38,574	22,027
Net cash flows provided financing activities	38,574	22,027

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

See auditor’s report and notes to the audited financial statements.

New Century Resources Corporation

December 31, 2016 and 2015

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

Related Parties

The Company follows subtopic 850-10, Related Party Disclosures, of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended December 31, 2016 or 2015.

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

As of December 31, 2016, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 24,161,980 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50, Subsequent Events, of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09, Subsequent Events (Topic 855), of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as filing them on EDGAR.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. Management believes that this ASU will not have a significant impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. Management believes that this ASU will not have a significant effect on its financial statements.

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Management does not believe that this ASU will have a significant impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  As a result, management is required to evaluate whether there are relevant conditions and events that would indicate the probability of the Company’s inability to meet its obligations as they become due within one year of the date the financial statements are issued.

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2016 and 2015 of $1,891,174 and 1,856,076, respectively, and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2016, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2016 and 2015, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the years ended December 31, 2016 and 2015, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016 and 2015, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the years ended December 31, 2016 and 2015, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of December 31, 2016 and 2015, the Company’s stockholder advances totaled 79,026 and $40,452, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the years ended December 31, 2016 and 2015, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2016 and 2015 is 12,738 and $11,885, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the years ended December 31, 2016 and 2015, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2016 and 2015, was 11,424 and $10,659, respectively.

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

Note 8 – Income Taxes

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $378,235 from inception through December 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets	378,235	371,215
Valuation allowance	(378,235)	(371,215)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $378,235 and $371,215, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2016 and 2015, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31, 2016 and 2015:

Federal statutory tax rate	(20.0)%
Permanent differences and valuation allowance	(20.0)%
Effective tax rate	0.0%

Note 9 – Subsequent Events

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2016 and 2015:

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

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2016 and 2015.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we could (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President, CEO, CFO & Director	2016 2015	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2016 2015	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2016 2015	None None	None None	None None	None None	None None

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2016 and 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm Anton & Chia, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2016	2015
Audit Fees	$17,600	$18,075
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

NEW CENTURY RESOURCES CORPORATION

Date:	March 31, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)