Form 10-K/A
period 2016-12-31
New Century Resources Corp
filed 2017-04-05
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-29243

New Century Resources Corporation

(Name of registrant in its charter)

Nevada	1090	980361773
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial Classification	Identification No.)
organization)	Code Number)

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

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months’ time._

Effective January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.

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

NEW CENTURY RESOURCES CORPORATION

Date:	April 5, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 5, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)