Form 10-Q
period 2017-06-30
New Century Resources Corp
filed 2017-08-18
CIK 1104462

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Emerging growth company	[ ]
Smaller Reporting Company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

June 30, 2017

New Century Resources
Balance Sheets

	June, 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	10,746	15,346
Advances from stockholders	95,853	79,026
Accrued interest	8,840	8,040
Convertible Notes payable	16,122	16,122
Total liabilities	$131,561	$118,534

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,904,201)	(1,891,174)
Total stockholders' deficit	(131,561)	(118,534)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended
	June 30,	June 30,
	2017	2016

Sales	$-	$-

Operating expenses:
Legal and professional fees	7,083	1,362
General and administrative	-	207
Total operating expenses	7,083	1,569
Loss from operations	(7,083)	(1,569)

Other expense:
Interest expense	(402)	(402)
Loss before taxes	(7,485)	(1,971)

Provision for taxes on income	-	-
Net loss	$(7,485)	$(1,971)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2017	2016

Sales	$-	$-

Operating expenses:
Legal and professional fees	12,078	14,919
General and administrative	149	258
Total operating expenses	12,227	15,177
Loss from operations	(12,227)	(15,177)

Other expense:
Interest expense	(800)	(804)
Loss before taxes	(13,027)	(15,981)

Provision for taxes on income	-	-
Net loss	$(13,027)	$(15,981)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(13,027)	$(15,981)

Adjustments to reconcile net loss to cash provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable	(4,600)	(9,235)
Accrued interest	800	804
Net cash flows used in operating activities	(16,827)	(24,412)

Financing Activities:
Advances stockholders	16,827	24,412
Net cash flows provided by financing activities	16,827	24,412
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended June 30, 2017 or 2016.

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

As of June 30, 2017, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 24,962,000 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2017 and December 31, 2016 of $1,904,201 and $1,891,174, respectively, and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended June 30, 2017, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of June 30, 2017 and December 31, 2016, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended June 30, 2017 and 2016, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2017, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of June 30, 2017 and December 31, 2016, the Company’s stockholder advances totaled $95,853 and $79,026, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2017 and 2016, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2017 and December 31, 2016 is $13,160 and $12,738, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2017 and 2016, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2017 and December 31, 2016, was $11,802 and $11,424, respectively.

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

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed as of June 30, 2017.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of June 30, 2017 and 2016 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

Liquidity

For the six months ended June 30, 2017, we had net cash used in operations of $16,827. Net cash provided by financing activities was $16,827 which consisted of advances from a related party.

As of June 30, 2017 and December 31, 2016, we had no assets.

We had total liabilities of $131,561 as of June 30, 2017, which consisted of accounts payable and accrued expenses of $19,586 and notes and advances payable aggregating $111,975.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Our net loss for the three months ended June 30, 2017 was $7,485 which was an increase of $5,514 over our net loss for the three months ended June 30, 2016 , which was $1,971. The increase reflects increased stock transfer fees in 2017 and a refund of license and permit fees in 2016.

Results of Operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Our net loss for the six months ended June 30, 2017 was $13,027 which was a decrease of $2,954 over our net loss for the six months ended June 30, 2016, which was $15,981. The decrease reflects decreased legal and professional fees in 2016.

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

NEW CENTURY RESOURCES CORPORATION

Date	August 18, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	August 18, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)