Form 10-Q
period 2018-03-31
New Century Resources Corp
filed 2018-05-15
CIK 1104462

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

+357 22816626
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

Yes [x]   No [  ]

As of May 7, 2018 there were 12,481,724 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

March 31, 2018

Index to Financial Statements

Contents     Page(s)

New Century Resources
Balance Sheets

	March 31,	December 31,
	2017	2017
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	12,359	18,421
Advances from stockholders	119,293	107,855
Accrued interest	10,051	9,653
Convertible Notes payable	16,122	16,122
Total liabilities	$157,825	$152,051

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,930,465)	(1,924,691)
Total stockholders' deficit	(157,825)	(152,051)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2018	2017

Sales	$-	$-

Operating expenses:
Legal and professional fees	5,376	4,995
General and administrative	-	148
Total operating expenses	5,376	5,143
Loss from operations	(5,376)	(5,143)

Other expense:
Interest expense	(398)	(398)
Loss before taxes	(5,774)	(5,541)

Provision for taxes on income	-	-
Net loss	$(5,774)	$(5,541)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(5,774)	$(5,541)

Adjustments to reconcile net loss to cash provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable	(6,062)	(3,275)
Accrued interest	398	398
Net cash flows used in operating activities	(11,438)	(8,418)

Financing Activities:
Advances stockholders	11,438	8,418
Net cash flows provided by financing activities	11,438	8,418
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2018 or 2017.

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

As of March 31, 2018, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 26,173,080 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-13 (ASU 2017-13) which addresses “Revenue Recognition” (Topic 605), "Revenue from Contracts with Customers" (Topic 606), and Leases (Topics 840 and 842). ASU 2017-13 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We have evaluated the impact of the adoption of ASU 2017-13 on our financial statements and determined that upon generating revenue, the Company will implement accounting system changes and provide the additional disclosure requirements related to the adoption.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2018 of $1,930,465 and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and twelve months ended March 31, 2018 and December 31, 2017, respectively, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of March 31, 2018 and December 31, 2017, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and twelve months ended March 31, 2018 and December 31, 2017, respectively, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of March 31, 2018 and December 31, 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and twelve months ended March 31, 2018, and December 31, 2017, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of March 31, 2018 and December 31, 2017, the Company’s stockholder advances totaled $119,293 and $107,855, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and twelve months ended March 31, 2018 and December 31, 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2018 and December 31, 2017 is $13,798 and $13,589, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three and twelve months ended March 31, 2018 and December 31, 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2018 and December 31, 2017, was $12,375 and $12,187, respectively.

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

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed as of March 31, 2018.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of March 31, 2018 and 2017 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

Liquidity

For the three months ended March 31, 2018, we had net cash used in operations of $11,438. Net cash provided by financing activities was $11,438 which consisted of advances from a related party.

As of March 31, 2018 and December 31, 2017, we had no assets.

We had total liabilities of $157,825 as of March 31, 2018, which consisted of accounts payable and accrued expenses of $22,410and notes and advances payable aggregating $135,415.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Our net loss for the three months ended March 31, 2018 was $5,774 which was an increase of $233 over our net loss for the three months ended March 31, 2017, which was $5,541. The increase reflects increased professional fees in 2018.

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

NEW CENTURY RESOURCES CORPORATION

Date	May 7, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	May 7, 2017	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)