Form 10-Q
period 2018-06-30
New Century Resources Corp
filed 2018-08-14
CIK 1104462

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [x]   No [  ]

As of August 3, 2018 there were 12,481,724 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

June 30, 2018

New Century Resources
Condensed Balance Sheets

	June 30,	December 31,
	2017	2017
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	9,684	18,421
Advances from stockholders	127,910	107,855
Accrued interest	10,453	9,653
Convertible Notes payable	16,122	16,122
Total liabilities	$164,169	$152,051

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,936,809)	(1,924,691)
Total stockholders' deficit	(164,169)	(152,051)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Century Resources Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended
	June 30,	June 30,
	2018	2017

Sales	$-	$-

Operating expenses:
Legal and professional fees	5,942	7,083
General and administrative	-	-
Total operating expenses	5,942	7,083
Loss from operations	(5,942)	(7,083)

Other expense:
Interest expense	(402)	(402)
Loss before taxes	(6,344)	(7,485)

Provision for taxes on income	-	-
Net loss	$(6,344)	$(7,485)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Century Resources Corporation
Condensed Statements of Operations
(Unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2018	2017

Sales	$-	$-

Operating expenses:
Legal and professional fees	11,318	12,078
General and administrative	-	149
Total operating expenses	11,318	12,227
Loss from operations	(11,318)	(12,227)

Other expense:
Interest expense	(800)	(800)
Loss before taxes	(12,118)	(13,027)

Provision for taxes on income	-	-
Net loss	$(12,118)	$(13,027)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Century Resources
Condensed Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(12,118)	$(13,027)

Adjustments to reconcile net loss to cash provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable	(8,737)	(4,600)
Accrued interest	800	800
Net cash flows used in operating activities	(20,055)	(16,827)

Financing Activities:
Advances stockholders	20,055	16,827
Net cash flows provided by financing activities	20,055	16,827
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended June 30, 2018 or 2017.

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

As of June 30, 2018, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 26,575,300 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2018 of $1,936,809 and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2018, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of June 30, 2018 and December 31, 2017, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2018 and 2017, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018 and 2017, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2018, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of June 30, 2018 and December 31, 2016, the Company’s stockholder advances totaled $127,910 and $107,855, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2018 and 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2018 and December 31, 2017 is $14,010 and $13,160, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2018 and 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2018 and December 31, 2017, was $12,565 and $11,802, respectively.

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

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed as of June 30, 2018.

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

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with the Company may include the following:

-  a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

-  a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

-  a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

-  a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

-  a foreign company which may wish an initial entry into the United States securities market;

-  a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

-  a company seeking one or more of the other perceived benefits of becoming a public company.

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

-  descriptions of product, service and company history; management resumes;

-  financial information;

-  available projections with related assumptions upon which they are based;

-  an explanation of proprietary products and services;

-  evidence of existing patents, trademarks or service marks or rights thereto;

-  present and proposed forms of compensation to management;

-  a description of transactions between the prospective entity and its affiliates;

-  relevant analysis of risks and competitive conditions;

-  a financial plan of operation and estimated capital requirements;

-  and other information deemed relevant.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of June 30, 2018 and 2017 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

Liquidity

For the six months ended June 30, 2018, we had net cash used in operations of $20,055. Net cash provided by financing activities was $20,055 which consisted of advances from a related party.

As of June 30, 2018 and December 31, 2017, we had no assets.

We had total liabilities of $164,169 as of June 30, 2018, which consisted of accounts payable and accrued expenses of $20,137and notes and advances payable aggregating $127,910.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017

Our net loss for the three months ended June 30, 2018 was $6,344 which was a decrease of $1,141 over our net loss for the three months ended June 30, 2017, which was $7,485. The decrease reflects decreased professional fees in 2018.

Results of Operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017

Our net loss for the six months ended June 30, 2018 was $12,118 which was a decrease of $909 over our net loss for the six months ended June 30, 2017, which was $13,027. The decrease reflects decreased professional fees in 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our

Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 11, 2018, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

NEW CENTURY RESOURCES CORPORATION

Date	August 3, 2018	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	August 3, 2018	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)