Form 10-Q
period 2018-09-30
New Century Resources Corp
filed 2018-11-19
CIK 1104462

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [x]   No [  ]

As of October 28, 2018 there were 12,481,724 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

NEW CENTURY RESOURCES CORPORATION

TABLE OF CONTENTS	Page

PART I. FINANCIAL INFORMATION4

ITEM 1. FINANCIAL STATEMENTS4

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK19

ITEM 4. CONTROLS AND PROCEDURES19

PART II. OTHER INFORMATION20

ITEM 1. LEGAL PROCEEDINGS.20

ITEM 1A. RISK FACTORS.20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.20

ITEM 4. MINE SAFETY DISCLOSURES.20

ITEM 5. OTHER INFORMATION.20

ITEM 6. EXHIBITS21

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

September 30, 2018

New Century Resources
Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	14,143	18,421
Advances from stockholders	129,033	107,855
Accrued interest	10,860	9,653
Convertible Notes payable	16,122	16,122
Total liabilities	$170,158	$152,051

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,942,797)	(1,924,691)
Total stockholders' deficit	(170,158)	(152,051)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended
	September 30,	September 30,
	2018	2017

Sales	$-	$-

Operating expenses:
Legal and professional fees	5,582	5,822
General and administrative	---	---
Total operating expenses	5,582	5,822
Loss from operations	(5,582)	(5,822)

Other expense:
Interest expense	(407)	(407)
Loss before taxes	(5,989)	(6,229)

Provision for taxes on income	---	---
Net loss	$(5,989)	$(6,229)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)

		Nine Months ended		Nine Months ended
		September 30,		September 30,
		2018		2017

Sales	$	---	$	---

Operating expenses:
Legal and professional fees		16,900		16,450
General and administrative		---		149
Total operating expenses		16,900		16,599
Loss from operations		(16,900)		(16,599)

Other expense:
Interest expense		(1,207)		(1,207)
Loss before taxes		(18,107)		(17,806)

Provision for taxes on income		-		-
Net loss		$(18,107)		$(17,806)

Earnings per share-basic and diluted		$(0.00)		$(0.00)

Weighted average number of shares outstanding		12,481,724		12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(18,107)	$(17,806)

Adjustments to reconcile net loss to cash provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable	(4,278)	(6,050)
Accrued interest	1,207	1,206
Net cash flows used in operating activities	(21,178)	(22,650)

Financing Activities:
Advances stockholders	21,178	22,650
Net cash flows provided by financing activities	21,178	22,650
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended September 30, 2018 or 2017.

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

As of September 30, 2018, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 26,981,940 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2018 of $1,942,797 and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2018, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of September 30, 2018 and December 31, 2017, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2018 and 2017, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018 and 2017, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2018, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of September 30, 2018 and December 31, 2017, the Company’s stockholder advances totaled $129,033 and $107,855, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2018 and 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of September 30, 2018 and December 31, 2017 is $14,225 and $13,589, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2018 and 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of September 30, 2018 and December 31, 2017, was $12,757 and $12,187, respectively.

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

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Subsequent to the period ended September 30, 2018, Management reported the following subsequent event:

On October 22, 2018, the Company was informed that our registered independent public accountant, Anton & Chia, LLP, of Newport Beach, California, declined to stand for re-appointment.

On October 22, 2017, the Company engaged AJ Robbins CPA, LLC of Denver, Colorado, as its new registered independent public accountant. During the years ended December 31, 2017 and 2016 and prior to October 22, 2018 (the date of the new engagement), we did not consult with AJ Robbins CPA, LLC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by AJ Robbins CPA, LLC, in either case where written or oral advice provided by AJ Robbins CPA, LLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of September 30, 2018 and 2017 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

Liquidity

For the nine months ended September 30, 2018, we had net cash used in operations of $21,178. Net cash provided by financing activities was $21,178 which consisted of advances from a related party.

As of September 30, 2018 and December 31, 2017, we had no assets.

We had total liabilities of $170,158 as of September 30, 2018, which consisted of accounts payable and accrued expenses of $25,003 and notes and advances payable aggregating $145,155.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017

Our net loss for the three months ended September 30, 2018 was $5,989 which was a decrease of $240 over our net loss for the three months ended September 30, 2017, which was $6,229. The decrease reflects decreased professional fees during the three months ended September 30, 2018.

Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Our net loss for the nine months ended September 30, 2018 was $18,107 which was an increase of $301 over our net loss for the nine months ended September 30, 2017, which was $17,806. The increase reflects increased professional fees during the nine months ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 11, 2018, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

NEW CENTURY RESOURCES CORPORATION

Date	October 31, 2018	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	October 31, 2018	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)