Form 10-K
period 2018-12-31
New Century Resources Corp
filed 2019-03-27
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of March  , 2019, the registrant had 12,481,724 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents incorporated by reference: None

PART I4

ITEM 1. BUSINESS4

ITEM 1A. RISK FACTORS.10

ITEM 2. PROPERTIES10

ITEM 3. LEGAL PROCEEDINGS10

ITEM 4. MINE SAFETY DISCLOSURES10

PART II11

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES11

ITEM 6. SELECTED FINANCIAL DATA11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE31

ITEM 9A. CONTROLS AND PROCEDURES.31

ITEM 9B. OTHER INFORMATION.32

PART III32

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE32

ITEM 11. EXECUTIVE COMPENSATION.34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.37

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE38

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.38

PART IV39

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES39

SIGNATURES40

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “New Century”, refer to New Century Resources Corporation .  References in this Form 10-K, unless another date is stated are to December 31, 2018.

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

As of the most recent audited period, we have generated no revenues or earnings from operations and possess no significant assets or financial resources.  As of December 31, 2018, we had $0 cash on hand.  Also, our independent auditor’s report expressed substantial doubt about our ability to continue as a going concern.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company has on hand as of December 31, 2018 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger, and we have no cash to complete the acquisition or reverse merger.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of December 31, 2018 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

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

At December 31, 2018, we had no cash assets, $187,146 in liabilities, and an accumulated deficit of $1,959,786. Our primary source of liquidity has been from shareholder advances.  As of December 31, 2018, the Company owed $21,723 in trade payables, $27,389 in notes and related interest, and $138,034 in related party advances loaned to the company.

Net cash used in operating activities was $30,179 for the year ended December 31, 2018.

Net cash used in investing activities was $0 for the year ended December 31, 2018.

Net cash provided by financing activities was $30,179 for the year ended December 31, 2018.

Our expenses to date are comprised of professional and regulatory fees that include accounting and legal fees.

YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

NET LOSS FROM OPERATIONS

The Company had net losses of $35,095 for the year ended December 31, 2018 as compared to a net loss of $33,516 for the year ended December 31, 2017.  Operating expenses for the years ended December 31, 2018 and 2017 consisted of professional and regulatory fees associated with our reporting requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Century Resources Corporation

December 31, 2018 and 2017

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firms	17-18
Balance Sheets at December 31, 2018 and December 31, 2017	19
Statements of Operations for the years ended December 31, 2018 and 2017	20
Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017	21
Statements of Cash Flows for the years ended December 31, 2018 and 2017	22
Notes to the Financial Statements	23-31

To the Board of Directors and

Stockholders of New Century Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of New Century Resources Corporation (the “Company”) as of December 31, 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has accumulated a deficit of $1,959,796 as of December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ AJ Robbins CPA LLC

We have served as the Company’s auditor since 2018

Denver, Colorado

March 4, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Century Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying statement of financial position of New Century Resources Corporation (the “Company”) as of December 31, 2017 and the related statements of loss, stockholders’ deficit and cash flows for the year ended December 31, 2017, and the related notes (collectively, the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Anton & Chia, LLP
We served as the Company’s auditor since 2015 to 2018.
Newport Beach, California April 2, 2018

New Century Resources Corporation
Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current assets:	$-	$-

Total assets	-	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	21,723	18,421
Advances from stockholders	138,034	107,855
Accrued interest	11,267	9,653
Convertible notes payable	16,122	16,122
Total liabilities	$187,146	$152,051

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-
Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482
Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,959,786)	(1,924,691)
Total stockholders' deficit	(187,146)	(152,051)
Total liabilities and stockholders' deficit	$-	$-

See auditor’s report and notes to the financial statements.

New Century Resources Corporation
Statements of Operations

	For the years ended December 31,
	2018	2017

Sales	$-	$-

General and administrative expenses:
Legal and professional fees	32,529	30,955
General and administration	953	948
Total operating expenses	33,482	31,903
Loss from operations	(33,482)	(31,903)

Other expense:
Interest expense	(1,613)	(1,613)
Loss before taxes	(35,095)	(33,516)

Provision for taxes on income	-	-
Net loss	$(35,095)	$(33,516)

NET LOSS PER COMMON SHARE -Basic and Diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -Basic and Diluted	12,481,724	12,481,724

See auditor’s report and notes to the financial statements.

New Century Resources Corporation
Statement of Changes in Stockholders’ Deficit
For the years ended December 31, 2018 and 2017

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance, December 31, 2016	12,481,724	$12,482	$1,760,158	$(1,891,174)	$(118,535)

Net Loss	-	-	-	(33,516)	(33,516)

Balance, December 31, 2017	12,481,724	12,482	1,760,158	(1,924,691)	(152,051)

Net loss	-	-	-	(35,095)	(35,095)

Balance, December 31, 2018	12,481,724	$12,482	$1,760,158	$(1,959,786)	$(187,146)

See auditor’s report and notes to the financial statements.

New Century Resources
Statements of Cash Flows

	For the years ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net loss	$(35,095)	$(33,516)

Adjustments to reconcile net loss to cash used by operating activities:
Change in current assets and liabilities:
Accounts payable and accrued expenses	4,916	4,687
Net cash flows used in operating activities	(30,179)	(28,829)

Financing Activities:
Advances from stockholders	30,179	28,829
Net cash flows provided financing activities	30,179	28,829

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

See auditor’s report and notes to the financial statements.

New Century Resources Corporation

December 31, 2018 and 2017

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended December 31, 2018 or 2017.

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

As of December 31, 2018, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 27,388,580 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2018 of $1,959,786 and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2018, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2018 and December 31, 2017, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2018 and 2017, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2018 and December 31, 2017, respectively.

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

As of December 31, 2018 and 2017, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2018, no shares were issued in satisfaction of payments.

Note 6 – Equity

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

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of December 31, 2018 and December 31, 2017, the Company’s stockholder advances totaled $138,034 and $107,855, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2018 and 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2018 and December 31, 2017 is $14,440 and $13,589, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2018 and 2017, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2018 and December 31, 2017, was $12,949and $12,187, respectively.

Note 8 – Executive Compensation

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

Note 9 – Income Taxes

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $391,969 from inception through December 31, 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred tax assets	391,957	384,938
Valuation allowance	(391,957)	(384,938)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $391,957 and $384,938, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2018 and 2017, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31, 2018 and 2017:

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2018 and 2017:

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

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2018 and 2017.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we could (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President, CEO, CFO & Director	2018 2017	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2018 2017	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2018 2017	None None	None None	None None	None None	None None

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2018 and 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm Anton & Chia, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2018	2017
Audit Fees	$19,688	$15,813
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

NEW CENTURY RESOURCES CORPORATION

Date:	March , 2019	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and
Chief Financial Officer (Principal Executive
Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March , 2019	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and
Chief Financial Officer (Principal Executive
Officer & Principal Financial Officer)