Form 10-Q
period 2019-09-30
New Century Resources Corp
filed 2019-11-20
CIK 1104462

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

        . ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-29243

New Century Resources Corporation
(Name of small business issuer in its charter)

Nevada(NV)	98-0361773
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒   No [  ]

As of September 30, 2019 there were 12,481,724 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

September 30, 2019

Index to Financial Statements

New Century Resources
Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	14,945	21,723
Advances from stockholders	161,941	138,034
Accrued interest	12,473	11,267
Convertible Notes payable	16,122	16,122
Total liabilities	$205,481	$187,146

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,978,121)	(1,959,786)
Total stockholders' deficit	(205,481)	(187,146)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation Statements of Operations (Unaudited)

	Three Months ended	Three Months ended
	September 30,	September 30,
	2019	2018

Sales	$-	$-

Operating expenses:
Legal and professional fees	5,754	5,582
General and administrative	-	-
Total operating expenses	5,754	5,582
Loss from operations	(5,754)	(5,582)

Other expense:
Interest expense	(407)	(407)
Loss before taxes	(6,161)	(5,989)

Provision for taxes on income	-	-
Net loss	$(6,161)	$(5,989)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation Statements of Operations
(Unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2019	2018

Sales	$-	$-

Operating expenses:
Legal and professional fees	17,072	16,900
General and administrative	-	-
Total operating expenses	17,072	16,900
Loss from operations	(17,072)	(16,900)

Other expense:
Interest expense	(1,263)	(1,207)
Loss before taxes	(18,335)	(18,107)

Provision for taxes on income	-	-
Net loss	$(18,335)	$(18,107)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation Statements of Stockholders’ Deficit
(Unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2017	12,481,724	12,482	$1,760,158	$(1,924,691)	$ (152,051)

Net Loss for the nine months	-	-	-	(18,107)	(18,107)

Balance, September 30, 2018	12,481,724	12,482	$1,760,158	$(1,942,798)	$ (170,158)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2018	12,481,724	12,482	1,760,158	1,959,786	$ (187,146)

Net Loss for the nine months	-	-	-	(18,335	(18,335)

Balance, September 30, 2019	12,481,724	12,482	1,760,158	(1,978,121	$ (205,481)

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net loss	$(18,335)	$(18,107)

Adjustments to reconcile net loss to cash provided (used) by operating activities:
Change in current assets and liabilities:
Accounts payable	(6,779)	(4,278)
Accrued interest	1,207	1,207
Net cash flows used in operating activities	(23,907)	(21,178)

Financing Activities:
Advances stockholders	23,907	21,178
Net cash flows provided by financing activities	23,907	21,178
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation

Notes to the Financial Statements

(Unaudited)

For the nine months ended September 30, 2019

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

As of September 30, 2019, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 28,595,240 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2019 of $1,978,121 and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2019, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of September 30, 2019 and September 30, 2018, was $15,075 and $14,225, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2019, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of September 30, 2019 and September 30, 2018, was $13,520 and $12,757, respectively.

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months’ time. On January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As of September 30, 2019 and 2018, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2019, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of September 30, 2019 and September 30, 2018, the Company’s stockholder advances totaled $161,941 and $138,034, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2019 and 2018, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of September 30, 2019 and September 30, 2018 is $15,075 and $14,225, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2019 and 2018, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of September 30, 2019 and September 30, 2018, was $13,520 and $12,757, respectively.

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•descriptions of product, service and company history; management resumes;
•financial information;
•available projections with related assumptions upon which they are based;
•an explanation of proprietary products and services;
•evidence of existing patents, trademarks or service marks or rights thereto;
•present and proposed forms of compensation to management;
•a description of transactions between the prospective entity and its affiliates;
•relevant analysis of risks and competitive conditions;
•a financial plan of operation and estimated capital requirements;
•and other information deemed relevant.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of September 30, 2019 and 2018 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

Liquidity

For the nine months ended September 30, 2019, we had net cash used in operations of $23,907. Net cash provided by financing activities was $23,907 which consisted of advances from a related party.

As of September 30, 2019 and September 30, 2018, we had no assets.

We had total liabilities of $205,481 as of September 30, 2019, which consisted of accounts payable and accrued expenses of $27,418 and notes and advances payable aggregating $178,063.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Our net loss for the three months ended September 30, 2019 was $6,161 which was an increase of $172 over our net loss for the three months ended September 30, 2018, which was $5,989. The increase relates to professional fees during the three months ended September 30, 2019.

Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Our net loss for the nine months ended September 30, 2019 was $18,335 which was an increase of $228 over our net loss for the nine months ended September 30, 2018, which was $18,107. The increase relates to higher professional fees as well as finance charges incurred on accounts payable during the nine months ended September 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 27, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

NEW CENTURY RESOURCES CORPORATION

Date	November 18, 2019	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	November 18, 2019	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)