Form 10-K
period 2019-12-31
New Century Resources Corp
filed 2020-04-15
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-29243

New Century Resources Corporation

(Name of registrant in its charter)

Nevada (NV)	1090	98-0361773
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial Classification	Identification No.)
organization)	Code Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  true   ☒    ☐   ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015: 0.

As of March 20 , 2019, the registrant had 12,481,724 shares of common stock, $0.001 par value per share, issued and outstanding.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “New Century”, refer to New Century Resources Corporation .  References in this Form 10-K, unless another date is stated are to December 31, 2019.

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

As of the most recent audited period, we have generated no revenues or earnings from operations and possess no significant assets or financial resources.  As of December 31, 2019, we had $0 cash on hand.  Also, our independent auditor’s report expressed substantial doubt about our ability to continue as a going concern.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company has on hand as of December 31, 2019 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger, and we have no cash to complete the acquisition or reverse merger.

ITEM 1A. RISK FACTORS.

Public health pandemics, epidemics or outbreaks, such as COVID-19, or coronavirus, could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections have been reported globally. The spread of COVID-19 has affected segments of the global economy and may affect our operations.

Our business has been disrupted, but the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. International stock markets have begun to reflect the uncertainty associated with the slow-down in the American, European, and Asian economies, and the reduced levels of international travel experienced since the beginning of January 2020 and the significant decline in the Dow Industrial Average in February and March 2020, was largely attributed to the effects of COVID-19.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our efforts to effectuate a business combination.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of December 31, 2019 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

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

At December 31, 2019, we had no cash assets, $223,709 in liabilities, and an accumulated deficit of $1,994,384. Our primary source of liquidity has been from shareholder advances.  As of December 31, 2019, the Company owed $23,355 in trade payables, $29,002 in notes and related interest, and $169,387 in related party advances loaned to the company.

Net cash used in operating activities was $31,353 for the year ended December 31, 2019.

Net cash used in investing activities was $0 for the year ended December 31, 2019.

Net cash provided by financing activities was $31,353 for the year ended December 31, 2019.

Our expenses to date are comprised of professional and regulatory fees that include accounting and legal fees.

YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

NET LOSS FROM OPERATIONS

The Company had net losses of $34,598 for the year ended December 31, 2019 as compared to a net loss of $35,095 for the year ended December 31, 2018.  Operating expenses for the years ended December 31, 2019 and 2018 consisted of professional and regulatory fees associated with our reporting requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Century Resources Corporation

December 31, 2019 and 2018

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firms	16-17
Balance Sheets at December 31, 2019 and December 31, 2018	18
Statements of Operations for the years ended December 31, 2019 and 2018	19
Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018 Statements of Cash Flows for the years ended December 31, 2019 and 2018	20 21
Notes to the Financial Statements	22-30

To the Board of Directors and

Stockholders of New Century Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Century Resources Corporation (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the  two year period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows  for each of the years in the  two year period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has accumulated a deficit of $1,994,384 as of December 31, 2019 and has not yet generated any revenue. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of a Matter-Risks and Uncertainties

As describe in Note 1, the COVID-19 virus could ultimately have a significant negative impact on the Company and the Company cannot at this time estimate the long-term effect of this unprecedented situation.

  /s/AJ Robbins CPA LLC

We have served as the Company’s auditor since 2018

Denver, Colorado

March 30, 2020

New Century Resources Corporation
Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Prepaid expenses	$1,965	$-

Total assets	1,965	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	25,320	21,723
Advances from stockholders	169,387	138,034
Accrued interest	12,880	11,267
Convertible notes payable	16,122	16,122
Total liabilities	$223,709	$187,146

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 50,000,000 authorized; no shares issued		-

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(1,994,384)	(1,959,786)
Total stockholders' deficit	(221,744)	(187,146)
Total liabilities and stockholders' deficit	$1,965	$-

See auditor’s report and notes to the financial statements.

New Century Resources Corporation
Statements of Operations

	For the years ended December 31,
	2019	2018

Sales	$-	$-

General and administrative expenses:
Legal and professional fees	32,731	32,529
General and administration	253	953
Total operating expenses	32,984	33,482
Loss from operations	(32,984)	(33,482)

Other expense:
Interest expense	(1,614)	(1,613)
Loss before taxes	(34,598)	(35,095)

Provision for taxes on income	-	-
Net loss	$(34,598)	$(35,095)

NET LOSS PER COMMON SHARE -Basic and Diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -Basic and Diluted	12,481,724	12,481,724

See auditor’s report and notes to the financial statements.

New Century Resources Corporation
Statement of Changes in Stockholders’ Deficit
For the years ended December 31, 2019 and 2018

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance, December 31, 2017	12,481,724	$12,482	$1,760,158	$(1,924,691)	$(152,051)

Net Loss	-	-	-	(35,095)	(35,095)

Balance, December 31, 2018	12,481,724	12,482	1,760,158	(1,959,786)	(187,146)

Net loss	-	-	-	(34,598)	(34,598)

Balance, December 31, 2019	12,481,724	$12,482	$1,760,158	$(1,994,384)	$(221,744)

See auditor’s report and notes to the financial statements.

New Century Resources
Statements of Cash Flows

	For the years ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net loss	$(34,598)	$(35,095)

Adjustments to reconcile net loss to cash used by operating activities:
Change in current assets and liabilities:
Prepaid expenses	(1,965)	-
Accounts payable and accrued expenses	5,210	4,916
Net cash flows used in operating activities	(31,353)	(30,179)

Financing Activities:
Advances from stockholders	31,353	30,179
Net cash flows provided financing activities	31,353	30,179

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

See auditor’s report and notes to the financial statements.

New Century Resources Corporation

December 31, 2019 and 2018

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections have been reported globally. The spread of COVID-19 has affected segments of the global economy and may affect our operations.

Our business has been disrupted, but the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. International stock markets have begun to reflect the uncertainty associated with the slow-down in the American, European, and Asian economies, and the reduced levels of international travel experienced since the beginning of January 2020 and the significant decline in the Dow Industrial Average in February and March 2020, was largely attributed to the effects of COVID-19.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our efforts to effectuate a business combination.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2019, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended December 31, 2019 or 2018.

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

As of December 31, 2019, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 29,001,880 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

In July 2018, FASB issued Accounting Standards Update 2018-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted Topic 718 effective January 1, 2019 and the standard did not have a significant effect on the results of operations or cash flows.

In May 2018, FASB issued Accounting Standards Update 2018-09; Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted Topic 718 effective January 1, 2019 and the standard did not have a significant effect on the results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. We adopted Topic 842 effective January 1, 2019 and the standard did not have a significant effect on the results of operations or cash flows.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2019 of $1,994,384 and net cash used in operating activities for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2019, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2019 and December 31, 2018, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2019 and 2018, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2019 and December 31, 2018, respectively.

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

As of December 31, 2019 and 2018, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2019, no shares were issued in satisfaction of payments.

Note 6 – Equity

On October 22, 2018, the Company was informed that our registered independent public accountant, Anton & Chia, LLP, of Newport Beach, California, declined to stand for re-appointment.

On October 22, 2018, the Company engaged AJ Robbins CPA, LLC of Denver, Colorado, as its new registered independent public accountant. During the years ended December 31, 2017 and 2016 and prior to October 22, 2018 (the date of the new engagement), we did not consult with AJ Robbins CPA, LLC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by AJ Robbins CPA, LLC, in either case where written or oral advice provided by AJ Robbins CPA, LLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of December 31, 2019 and December 31, 2018, the Company’s stockholder advances totaled $169,387 and $138,034, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2019 and 2018, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2019 and December 31, 2018 is $15,290 and $14,440, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2019 and 2018, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2019 and December 31, 2018, was $13,712 and $12,949, respectively.

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

Note 9 – Income Taxes

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $398,877 from inception through December 31, 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets	398,877	391,957
Valuation allowance	(398,877)	(391,957)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $398,877 and $391,957, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2019 and 2018, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31, 2019 and 2018:

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2019 and 2018:

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Partners

Our executive officers and directors and additional information is as follows:

Name	Age	Position

George Christodoulou	73	President, CEO, CFO and Director

Mark Christodoulou	52	Secretary and Director

Solon Piitarides	84	Director

George Christodoulou:

Mr. Christodoulou, age 73, received his secondary education in South Africa where he completed post high school classes in mechanical engineering and geology. He relocated to Cyprus in 1983 where he organized and has, since that date, been the President and Chief Executive Officer of G.C. Gulf Group of Companies, a group of approximately nine companies including Dimacor Diamond Mining Company Pty. Ltd., Loston Diamond Mine Pty. Ltd. and Loxton Exploration Pty. Ltd., African Coast Diamonds and Minerals (Pty.) Ltd., GSE Diamond Merchants (Pty) Ltd., GC Gulf Minerals, Ltd. and GC Gulf Western Trading, Ltd., Petroleum Development Services Marketing, Ltd. and Gulf Western Mining Ltd., all of which are and have been involved in various forms of trading, mineral exploration and mining. He has been engaged in the mineral exploration and mining business for more than thirty years.

Mark Christodoulou:

Mark Christodoulou, age 52, graduated from the University of Witwatersrand in 1985.  Since that time, he has worked in marketing at GC Gulf Minerals Ltd. in Nicosia, Cyprus, as a consultant and analyst at Byrne Fleming Management Consultancy in Johannesburg, South Africa, as analyst and director of sales at Corporate Intelligence in Johannesburg, South Africa.  Since 2001, Mark has worked GC Gulf Minerals where he is currently an Executive Vice President and a member of the Board of Directors.  Mark Christodoulou is the son of our president George Christodoulou.

Solon Piitarides:

Solon Piitarides, age 84, is currently the Chairman and Managing Director of Fairways Limassol Ltd., representative of Mitsubishi Motors, the largest automotive dealer in Cyprus, where he has worked since 1967. During that period he has been actively involved in government and party responsibilities in Cyprus, and has been the Chief Executive Officer of a seven company group of family real property holding and development companies under the leadership of Solon Piitarides Developments, Ltd., a Cyprus corporation.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  Based solely on our review of copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and 10% or more beneficial owners are complied with.

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President, CEO, CFO & Director	2019 2018	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2019 2018	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2019 2018	None None	None None	None None	None None	None None

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2019 and 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm Anton & Chia, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2018	2018
Audit Fees	$19,500	$19,688
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

NEW CENTURY RESOURCES CORPORATION

Date:	April 12, 2020	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 12, 2020	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)