Form 10-K/A
period 2019-12-31
New Century Resources Corp
filed 2020-05-27
CIK 1104462

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

10 DionysiouSolomou Street

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

As of March 20, 2019, the registrant had 12,481,724 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the New Century Resources Annual Report on Form 10-K for the year ending December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2020 (the “Original Filing”). New Century Resources (“NCR” or the “Company”) is filing this amended annual report for purposes of disclosing the Company’s reliance on an order issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 as amended (Release No. 34-88465), regarding exemptions granted to certain public companies to avail itself of an extension to file its Annual Report on Form 10-K for the period ended December 31, 2019,

The Company relies upon outsourced professionals and due to the outbreak of coronavirus disease 2019 (COVID-19), the Company’s operations and business experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world.  Thus, the Company was unable to timely file its audited financial statements for the December 31, 2019 year-end originally due on March 30, 2020.  There are no other changes to this 10K, as originally filed on April 15, 2020.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	38

SIGNATURES	38

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

ITEM 1A.RISK FACTORS

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company owns no property.  The principal office of the Company is located at 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia, at the office of the President.  This space is provided to us rent-free.  We believe these facilities are adequate to serve our needs until such time as a business combination, if any, occurs.  We expect to be able to utilize these facilities, free of charge, until such time as a business combination, if any, occurs.

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

There are 403shareholders of our common stock, holding a total of 12,481,724 shares. On January 8, 2012, George Christodoulou entered into a convertible promissory note with the Company in the principal amount of $8,500 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company’s common stock.  On January 8, 2012, Robert J. Nielson entered into a convertible promissory note with the Company in the principal amount of $7,622 accruing interest at 10% per annum for a period of two years, convertible into fully-paid and non-assessable shares of the Company’s common stock.   All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act. The Company has not provided to any shareholder registration rights to register under the Securities Act any shareholder's shares for sale.

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

At December 31, 2019, we had no cash assets, $223,709 in liabilities, and an accumulated deficit of $1,994,384. Our primary source of liquidity has been from shareholder advances.  As of December 31, 2019, the Company owed $23,355 in trade payables, $29,002in notes and related interest, and $169,387 in related party advances loaned to the company.

Net cash used in operating activities was $31,353for the year ended December 31, 2019.

Net cash used in investing activities was $0for the year ended December 31, 2019.

Net cash provided by financing activities was $31,353for the year ended December 31, 2019.

Our expenses to date are comprised of professional and regulatory fees that include accounting and legal fees.

YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

NET LOSS FROM OPERATIONS

The Company had net losses of $34,598for the year ended December 31, 2019 as compared to a net loss of $35,095 for the year ended December 31, 2018.Operating expenses for the years ended December 31, 2019 and 2018 consisted of professional and regulatory fees associated with our reporting requirements.

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

To the Board of Directors and

Stockholders of New Century Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Century Resources Corporation (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows  foreach of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelvemonths ended December 31, 2019 or 2018.

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

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelvemonths ended December 31, 2019, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2019 and December 31, 2018, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelvemonths ended December 31, 2019 and 2018, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2019 and December 31, 2018, respectively.

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

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelvemonths ended December 31, 2019, no shares were issued in satisfaction of payments.

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

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelvemonths ended December 31, 2019 and 2018, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2019 and December 31, 2018 is $15,290 and $14,440, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelvemonths ended December 31, 2019 and 2018, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2019 and December 31, 2018, was $13,712 and $12,949, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2019 and 2018are as follows:

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

Note 10– Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

ITEM 9B.OTHER INFORMATION

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

ITEM 11. EXECUTIVE COMPENSATION

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President,CEO, CFO & Director	2019 2018	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2019 2018	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2019 2018	None None	None None	None None	None None	None None

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this filing, the number of shares of common stock owned of record and beneficially by executive officers, directors and person who hold 5% or more of the outstanding common stock of the Company.

Name and Address of Beneficial Owner	Amountof Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)	Position(s) with or Relationship to Company

George Christodoulou 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	6,950,000(1)	55.68%	President, CEO, CFO and Director
Mark Christodoulou 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	0	0%	Secretary and Director
Solon Pittarides 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	1,000,000	8.01%	Director
Shirley Christodoulou 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	6,950,000(2)	55.68%	5% or more Shareholder
The Nielson 101 Trust (3) 986 E. Wheeler Farm Cv, Salt Lake City, UT 84121	2,500,000	20.03%	5% or more Shareholder
Shirley Properties, Inc. (4) 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O.Box 25631, Nicosia	6,950,000 (3)	55.68%	5% or more Shareholder

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

	Years Ended December 31,
Category	2019	2018
Audit Fees	$19,500	$19,688
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

NEW CENTURY RESOURCES CORPORATION

Date:	May 26, 2020	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 26, 2020	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)