Form 10-K
period 2020-12-31
New Century Resources Corp
filed 2021-03-05
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-29243

New Century Resources Corporation

(Name of registrant in its charter)

Nevada (NV)	1090	98-0361773
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

As of February 25, 2021, the registrant had 12,481,724 shares of common stock, $0.001 par value per share, issued and outstanding.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K. Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations. Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “New Century”, refer to New Century Resources Corporation . References in this Form 10-K, unless another date is stated are to December 31, 2020.

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

As of the most recent audited period, we have generated no revenues or earnings from operations and possess no significant assets or financial resources. As of December 31, 2020, we had $0 cash on hand. Also, our independent auditor’s report expressed substantial doubt about our ability to continue as a going concern.

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

Upon the effectiveness of this Registration Statement, we will commence the search for a suitable target business. The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, and by our shareholders. In our efforts to analyze potential acquisition targets, we will consider the following types of factors:

•Potential for growth, indicated by new technology, anticipated market expansion or new products;

•Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•Strength and diversity of management, either in place or scheduled for recruitment;

•Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•The extent to which the business opportunity can be advanced;

•The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•Other relevant factors.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction. The amount of cash the Company has on hand as of December 31, 2020 is $0. Such acquisition or reverse merger may be costly. We currently have very limited resources with which to complete the acquisition or reverse merger, and we have no cash to complete the acquisition or reverse merger.

ITEM 1A. RISK FACTORS

Public health pandemics, epidemics or outbreaks, such as COVID-19, or coronavirus, could adversely impact our business.

The COVID-19 outbreak is a widespread health crisis that adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our efforts to effectuate a business combination. Our business has been disrupted; however the full and long-term extent of the effects of the COVID-19 pandemic on our business depends on future events that continue to be highly uncertain and cannot be predicted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction. The amount of cash the Company had on hand as of December 31, 2020 is $0. Such acquisition or reverse merger may be costly. We currently have very limited resources with which to complete the acquisition or reverse merger and no cash. If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

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

At December 31, 2020, we had no cash assets, $257,836 in liabilities, and an accumulated deficit of $2,030,476. Our primary source of liquidity has been from shareholder advances. As of December 31, 2020, the Company owed $24,471 in trade payables, $30,620 in notes and related interest, and $202,745 in related party advances loaned to the company.

Net cash used in operating activities was $33,358 for the year ended December 31, 2020.

Net cash used in investing activities was $0 for the year ended December 31, 2020.

Net cash provided by financing activities was $33,358 for the year ended December 31, 2020.

Our expenses to date are comprised of professional and regulatory fees that include accounting and legal fees.

YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

NET LOSS FROM OPERATIONS

The Company had net losses of $36,092 for the year ended December 31, 2020 as compared to a net loss of $34,598 for the year ended December 31, 2019. Operating expenses for the years ended December 31, 2020 and 2019 consisted of professional and regulatory fees associated with our reporting requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Century Resources Corporation

December 31, 2020 and 2019

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firms	16
Balance Sheets at December 31, 2020 and December 31, 2019	17
Statements of Operations for the years ended December 31, 2020 and 2019	18
Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019 Statements of Cash Flows for the years ended December 31, 2020 and 2019	19-20
Notes to the Financial Statements	21-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of New Century Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Century Resources Corporation (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company incurred a net loss of $36,092 during year ended December 31, 2020 and has accumulated losses of $2,030,476 as of December 31, 2020 and has not yet generated any revenue. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of a Matter-Risks and Uncertainties

As describe in Note 1, the COVID-19 virus could ultimately have a significant negative impact on the Company and the Company cannot at this time estimate the long-term effect of this unprecedented situation.

  /s/AJ Robbins CPA LLC

We have served as the Company’s auditor since 2018

Denver, Colorado

February 23, 2021

New Century Resources Corporation

Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Prepaid expenses	$ -	$ 1,965

Total assets	-	1,965

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	24,471	25,320
Advances from stockholders	202,745	169,387
Accrued interest	14,498	12,880
Convertible notes payable	16,122	16,122
Total liabilities	$ 257,836	$ 223,709

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(2,030,476)	(1,994,384)
Total stockholders' deficit	(257,836)	(221,744)
Total liabilities and stockholders' deficit	$ -	$ 1,965

See auditor’s report and notes to the financial statements.

New Century Resources Corporation
Statements of Operations

	For the years ended December 31,
	2020	2019

Sales	$ -	$ -

General and administrative expenses:
Legal and professional fees	33,522	32,731
General and administration	948	253
Total operating expenses	34,470	32,984
Loss from operations	(34,470)	(32,984)

Other expense:
Interest expense	(1,622)	(1,614)
Loss before taxes	(36,092)	(34,598)

Provision for taxes on income	-	-
Net loss	$ (36,092)	$ (34,598)

Net Loss Per Common Share -Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Common Shares Outstanding -Basic and Diluted	12,481,724	12,481,724

See auditor’s report and notes to the financial statements.

New Century Resources Corporation

Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance, December 31, 2018	12,481,724	12,482	1,760,158	(1,959,786)	(187,146)

Net loss	-	-	-	(34,598)	(34,598)

Balance, December 31, 2019	12,481,724	$ 12,482	$ 1,760,158	$ (1,994,384)	$ (221,744)

Net loss	-	-	-	(36,092)	(36,092)

Balance, December 31, 2020	12,481,724	$ 12,482	$ 1,760,158	$ (2,030,476)	$ (257,836)

See auditor’s report and notes to the financial statements.

New Century Resources

Statements of Cash Flows

	For the years ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities:
Net loss	$ (36,092)	$ (34,598)

Adjustments to reconcile net loss to cash
used by operating activities:
Change in current assets and liabilities:
Prepaid expenses	1,965	(1,965)
Accounts payable and accrued expenses	769	5,210
Net cash flows used in operating activities	(33,358)	(31,353)

Financing Activities:
Advances from stockholders	33,358	31,353
Net cash flows provided financing activities	33,358	31,353

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$ -	$ -

See auditor’s report and notes to the financial statements.

New Century Resources Corporation
December 31, 2020 and 2019
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

In October 1993, the Corporation changed its name to New Century Resources Corporation, acquiring 100% of the outstanding stock of G.C. Gulf System Trading Limited (G.C.) in exchange for 7,200,000 shares of stock, which gave the stockholders of G.C. control of the Company by which it has conducted its operations.  This acquisition was accounted for as a reverse merger or capitalization of G.C.  No goodwill or other write-up to fair market value of the assets of G.C. occurred at the time of the merger.  In 1994, the Company was re-domiciled in the State of Nevada.  The Nevada entity became the surviving corporation and the Utah corporation was dissolved on February 14, 1994.  As a result of the merger/change in domicile, the Articles of Incorporation of the Nevada entity became the Articles of the Company.

The Company divested itself of its 100% owned subsidiary, G.C., on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition , the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest.  This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Company’s inability to raise the necessary capital to fund the exploration and development of the Trekkopje Uranium reserves.  In addition, a feasibility study conducted by Dr. Brian Hambleton played a crucial role in their decision making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a price level justifiable of the exploitation of the Uranium reserves.

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

Level 1Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3Pricing inputs that are generally observable inputs and not corroborated by market data.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended December 31, 2020 or 2019.

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

As of December 31, 2020, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 30,619,600 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

In August 2020, FASB issued Accounting Standards Update 2020-06; Debt – Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments and contracts on an entity’s own equity. Specifically, the standard removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or if the convertible debt was issued at a substantial premium. This standard also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception. Lastly, entities are required to use the if-converted method for convertible instruments in the diluted earnings per share calculation. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. The standard can be applied using a full or modified retrospective approach. Upon adoption on January 1, 2021, the Company concluded that the adoption of this standard will not have a material impact on its financial statements and related disclosures.

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

As reflected in the financial statements, the Company incurred a net loss of $36,092 during the year ended December 31, 2020, had accumulated losses of $2,030,476, and net cash used in operating activities of $33,358 for the reporting periods then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum. The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2020, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period. Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request. The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2020 and December 31, 2019, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum. The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2020 and 2019, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period. Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request. The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2020 and December 31, 2019, respectively.

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

As of December 31, 2020 and 2019, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Equity

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6). The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2020, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of December 31, 2020 and December 31, 2019, the Company’s stockholder advances totaled $202,745 and $169,387, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500. The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2020 and 2019, no shares were issued in satisfaction of payments. The balance, including principal and accrued interest as of December 31, 2020 and December 31, 2019 is $16,142 and $15,290, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum. The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2020 and 2018, no shares were issued in satisfaction of payments. The balance, including principal and accrued interest as of December 31, 2020 and December 31, 2019, was $14,477 and $13,712, respectively.

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

Note 8 – Income Taxes

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $398,877 from inception through December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets	406,095	398,877
Valuation allowance	(406,095)	(398,877)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $406,095 and $398,877, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2020 and 2019, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31, 2020 and 2019:

Federal statutory tax rate	(20.0)%
Permanent differences and valuation allowance	(20.0)%
Effective tax rate	0.0%

Note 9– Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2020 and 2019:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Partners

Our executive officers and directors and additional information is as follows:

Name	Age	Position

George Christodoulou	74	President, CEO, CFO and Director

Mark Christodoulou	53	Secretary and Director

Solon Piitarides	85	Director

George Christodoulou:

Mr. Christodoulou, age 74, received his secondary education in South Africa where he completed post high school classes in mechanical engineering and geology. He relocated to Cyprus in 1983 where he organized and has, since that date, been the President and Chief Executive Officer of G.C. Gulf Group of Companies, a group of approximately nine companies including Dimacor Diamond Mining Company Pty. Ltd., Loston Diamond Mine Pty. Ltd. and Loxton Exploration Pty. Ltd., African Coast Diamonds and Minerals (Pty.) Ltd., GSE Diamond Merchants (Pty) Ltd., GC Gulf Minerals, Ltd. and GC Gulf Western Trading, Ltd., Petroleum Development Services Marketing, Ltd. and Gulf Western Mining Ltd., all of which are and have been involved in various forms of trading, mineral exploration and mining. He has been engaged in the mineral exploration and mining business for more than thirty years.

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

1.any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences’);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President,CEO, CFO & Director	2020 2019	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2020 2019	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2020 2019	None None	None None	None None	None None	None None

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

(1)George Christodoulou personally owns 1,650,000 common shares, and 1,000,000 common shares held in the name of Costa Vassiliades who passed away in January 2014.  George Christodoulou has yet to have Costa Vassiliades’ common shares transferred into his name.  George Christodoulou is deemed to beneficially own the shares of his wife Shirley Christodoulou, who owns 2,800,000 common shares, and the shares of Shirley Properties, Inc., an entity controlled by his wife, which owns1,500,000 shares.

(2)Shirley Christodoulou personally owns 2,800,000 common shares and is deemed to beneficially own the shares of her husband George Christodoulou, who owns 2,650,000 common shares and the shares of Shirley Properties, Inc., an entity she controls, which owns 1,500,000 shares.

(3)KaeLynne Nielson is the Trustee of the Nielson 101 Trust and therefore is deemed to beneficially own the common shares of Nielson 101 Trust.

(4)Shirley Christodoulou is the control person for Shirley Properties, Inc. a BVI corporation and is therefore deemed to beneficially own the common shares of Shirley Properties, Inc., in addition to the 2,800,000 shares she owns personally and the 2,650,000 shares held by George Christodoulou.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2020 and 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm AJ Robbins CPA LLC, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2020	2019
Audit Fees	$20,000	$19,500
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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

*Incorporated by reference to our Form 10-12G/A filed December 3, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereto duly authorized.

NEW CENTURY RESOURCES CORPORATION

Date: March 1, 2021	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2021	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)