Form 10-Q
period 2021-03-31
New Century Resources Corp
filed 2021-05-14
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No [  ]

As of March 31, 2021, there were 12,481,724 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Century Resources Corporation

March 31, 2021

Index to Financial Statements

Contents

New Century Resources
Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Prepaid expenses	-	-
Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	13,229	24,471
Advances from stockholders	220,344	202,745
Accrued interest	14,895	14,498
Convertible Notes payable	16,122	16,122
Total liabilities	$264,590	$257,836

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-
Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482
Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(2,037,231)	(2,030,476)
Total stockholders' deficit	(264,591)	(257,836)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation
Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2021	2020

Sales	$-	$-

Operating expenses:
Legal and professional fees	6,357	9,857
General and administrative	-	-
Total operating expenses	6,357	9,857
Loss from operations	(6,357)	(9,857)

Other expense:
Interest expense	(398)	(406)
Loss before taxes	(6,755)	(10,263)

Provision for taxes on income	-	-
Net loss	$(6,755)	$(10,263)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources
Statements of Stockholders’ Deficit
(Unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2019	12,481,724	12,482	$1,760,158	$(1,994,384)	$ (221,744)

Net Loss	-	-	-	(10,263)	(10,263)

Balance, March 31, 2020	12,481,724	12,482	$1,760,158	$(2,004,647)	$ (232,007)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2020	12,481,724	12,482	$1,760,158	$(2,030,476)	$ (257,836)

Net Loss	-	-	-	(6,755)	(6,755)

Balance, March 31, 2021	12,481,724	12,482	$1,760,158	$(2,037,231)	$ (264,591)

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net loss	$(6,755)	$(10,263)

Adjustments to reconcile net loss to cash
provided (used) by operating activities:
Change in current assets and liabilities:
Prepaid Expenses	-	1,965
Accounts payable and accrued expenses	(11,242)	(5,602)
Accrued interest	397	402
Net cash flows used in operating activities	(17,600)	(13,498)

Financing Activities:
Advances from stockholders	17,600	13,498
Net cash flows provided by financing activities	17,600	13,498
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

New Century Resources Corporation

Notes to the Financial Statements

(Unaudited)

For the three months ended March 31, 2021

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

As of March 31, 2021, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 31,017,400 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2021 of $2,037,231 and net cash used in operating activities of $17,600 for the reporting period then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore, alleviating doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2021, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of March 31, 2021 and March 31, 2020, was $16,352 and $15,502, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2021, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of March 31, 2021 and March 31, 2020, was $14,665 and $13,902, respectively.

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one-year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months’ time. On January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As of March 31, 2021 and 2020, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 5 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the holders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2021, no shares were issued in satisfaction of payments.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of March 31, 2021 and 2020, the Company’s stockholder advances totaled $220,344 and $182,885, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2021 and 2020, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2021 and 2020 is $16,352 and $15,502, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2021 and 2020, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2021 and 2020, was $14,665 and $13,902, respectively.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of March 31, 2021 and 2020 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

Liquidity

For the three months ended March 31, 2021, we had net cash used in operations of $17,600. Net cash provided by financing activities was $17,600 which consisted of advances from a related party.

As of March 31, 2021 and March 31, 2020, we had no assets.

We had total liabilities of $264,590 as of March 31, 2021, which consisted of accounts payable and accrued interest of $28,124 and notes and advances payable aggregating $236,466.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Our net loss for the three months ended March 31, 2021 was $6,755 which was a decrease of $3,508 over our net loss for the three months ended March 31, 2020 which was $10,263. The decrease relates to professional fees during the three months ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on

Form 10-K as filed with the SEC on March 5, 2021, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

NEW CENTURY RESOURCES CORPORATION

Date	May 7, 2021	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NEW CENTURY RESOURCES CORPORATION

Date	May 7, 2021	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)