Form 10-K
period 2021-12-31
Colambda Technologies, Inc.
filed 2022-04-14
CIK 1104462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-29243

Colambda Technologies, Inc.

(Exact name of registrant in its charter)

Nevada (NV)	1090	98-0361773
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial Classification	Identification No.)
organization)	Code Number)

10 Dionysiou Solomou Street

Leona Building, Suite 501

2406 Engomi

Nicosia - Cyprus

P.O. Box 25631

Nicosia

(Address of principal executive offices)

+357 22816226

(Registrant's telephone number)

New Century Resources Corporation

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

As of February 24, 2022, the registrant had 12,481,724 shares of common stock, $0.001 par value per share, issued and outstanding.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “New Century”, refer to New Century Resources Corporation .  References in this Form 10-K, unless another date is stated are to December 31, 2021.

NOTE:

During 2020 and 2021, New Century Resources Corporation (the "Company", "our", "us" or "we") had no operations and was considered a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualified as a "shell company," because we have no (or nominal) assets other than cash and no (or nominal) operations.

On November 19, 2021, we entered into an agreement (the “Merger Agreement”) whereby Emissions Zero Module, Inc., a Wyoming company (“Emissions Zero”), would be merged (the “Merger”) into the Company. Our Board of Directors and our shareholders, by written consent of 75.71% of our Common Stock, approved the Merger Agreement, a name change and the election of new directors (“Director Nominees”) to be affected upon completion of the Merger.

The Merger Agreement requires us to submit the Merger and Name Change to Colambda Technologies, Inc. to the Financial Industry Regulatory Authority (“FINRA”).  Completion of the Merger and related transactions (other than the name change which has occurred effective as of January 4, 2022, are subject to FINRA approval.  There is no assurance that the Merger will be consummated, and conditions precedent (other than the name change) to the consummation of the Merger have not yet been completed.

As this Form 10-K is being filed to reflect the operations of the Company during 2021 and 2020, the disclosures refer to the name of the Company and business and financial condition prior to the name change and the Merger (which Merger has not been completed)

ITEM 1. BUSINESS

Historical Business/Shell Company

Historical Business Development

We provide the historical discussion below as this Form 10-K is for the period ended December 31, 2002 and we have not completed the merger with Emissions Zero as of such date or as of the filing of this Form 10-k.

New Century Resources Corporation was incorporated under the laws of the State of Utah in July of 1979 as WEM Petroleum, Inc.  To fund its original business purpose, WEM Petroleum, Inc. filed a registration statement under the Utah Securities Act, and relied on the exemption from federal registration provided for in Section 3(a)11, Rule 147, of the Securities Act of 1933, as amended (the "Securities Act"), for the purpose of offering for sale an aggregate of 4,000,000 of its unregistered common shares on an intrastate basis.  The Issuer's Prospectus was declared effective on September 19, 1979 and the Company closed its offering with all shares offered sold to residents of the State of Utah for gross proceeds of $100,000.  The Company subsequently amended its Articles of Incorporation to increase in its capital from 10,000,000 common shares authorized to 50,000,000 common shares authorized.  From inception through 1981, the Company conducted operations in the oil and gas industry. Pursuant to an option granted the Company in August of 1979, the Company exercised its right to drill exploratory wells on 640 acres in Cache County, Utah. Although various wells were drilled and completed, the Company did not realize any revenues from these oil and gas operations. In 1984, the Company attempted to refocus its business efforts into the mining industry by entering into an option to lease property and mining equipment in Montana. It ceased any significant business operations in the latter part of the 1980's when it failed to exercise the option, due to lack of funding. In 1988, the Company made an effort to commence conducting business again by expanding its business purpose to include the marketing and development of high-tech products. The Company's Board was also authorized to seek out suitable candidates for acquisition or merger. In addition, the Company authorized a reverse split of its issued and outstanding shares one (1) share for ten (10) shares, although the same was never affected. The Company ceased doing business until late 1993.

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

The Company divested itself of its 100% owned subsidiary G.C. on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation's inability to raise the necessary capital to fund the exploration and development of the Trekkopje Uranium reserves. In addition, a feasibility study conducted by Dr. Brian Hamilton Jones played crucial role in their decision-making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves. Upon the disposition, the Company re-entered the business development stage and accumulated deficits during the business development stage are reported effective as of January 1, 2005.

Other than the proposed Merger with Emissions Zero, the Company has no commitments, understandings, or agreements with regard to any proposed business operations or opportunities. It is the intention of Management to complete the Merger with Emissions Zero.

The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of December 12, 2000.

Shell Status of the Company and Acquisition Considerations

Our discussion of the proposed business under this caption entitled “Shell Status of the Company and Acquisition Considerations” and throughout this Form 10-k is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. As noted above, this discussion is based upon the fact that during 2021 and as of the date of the filing of this Form 10-K, we have not completed the Merger with Emissions Zero and there can be no assurance that the Merger will be completed.  If the Merger is not completed, we will continue to be a shell company and continue to source a suitable merger candidate.

Based on our activities up to the completion of the proposed Merger with Emissions Zero, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no (or nominal) assets other than cash and no (or nominal) operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

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

As of the most recent audited period, we have generated no revenues or earnings from operations and possess no significant assets or financial resources.  As of December 31, 2021, we had $0 cash on hand.  Also, our independent auditor’s report expressed substantial doubt about our ability to continue as a going concern.

We have conducted limited business operations since our inception, and expect to conduct no operations in the future, other than completion of the Merger with Emissions Zero and in the event that transaction is not completed we will continue our  efforts to effectuate a business combination.  We, therefore, can be characterized as a "shell" corporation.  As a "shell" corporation, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity.  Further, as a "development stage" or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future.

Other than the proposed Merger, there are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company.   In our efforts to analyze potential acquisition targets, we considered the following factors in connection with the proposed Merger with Emissions Zero, and in the event that the Merger is not completed, we will consider the following types of factors:

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

Any such change in control (including the proposed Merger with Emissions Zero ) will likely result in the resignation or removal of our officers and directors.  If there is a change in the people serving as our officers and directors, no assurance can be given as to the experience or qualifications of our new management.  Our majority shareholder, Mr. George Christodoulou, considers it likely that in order to consummate a business combination, a change in control will ultimately occur; therefore, he anticipates offering not less than a controlling interest to a target business in order to effectuate a business combination.  This will require the consent of our majority shareholder, Mr. Christodoulou, to achieve.

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

Proposed Merger with Emissions Zero

On November 19, 2021, we entered into an agreement (the “Merger Agreement”) whereby Emissions Zero Module, Inc., a Wyoming company (“Emissions Zero”), would be merged (the “Merger”) into the Company. Our Board of Directors and our shareholders, by written consent of 75.71% of our Common Stock, approved the Merger Agreement, a name change and the election of new directors (“Director Nominees”) to be affected upon completion of the Merger.

The Merger Agreement required us to submit the Merger and Name Change to Colambda Technologies, Inc. to the Financial Industry Regulatory Authority (“FINRA”). We have not received approval from FINRA as of the date of this Form 10-K.  There is no assurance that the Merger will be consummated, and conditions precedent to the consummation of the Merger have not yet been completed.

The Company previously filed with the Securities and Exchange Commission a Definitive Proxy Statement with respect to the Merger and proposed related transactions, which was filed on December 12, 2021. See the SEC website for a copy of such filing: https://www.sec.gov/edgar/browse/?CIK=1104462.

If the Merger is consummated, the following will occur:

● the separate corporate existence of Emissions Zero will cease, and we will  continue as the surviving corporation in the Merger;

● Emissions Zero’s business operations will become our business operations;

● we will change our name from New Century Resources Corporation to Colambda Technologies, Inc.;

● Emissions Zero’s officers and directors Kim Mitchell, David Riggs, Kent Hush, Sumit Isaranggul Na Ayudhya and Russell E Klawunn will replace our current officers and directors, George Christodoulou, Mark Christodoulou and Solon Pittarides.

We previously filed an amendment to our certificate of incorporation to change our name to Colambda Technologies, Inc. The Name Change became effective under Nevada law on January 4, 2022.

At the Closing of the Merger, we are required to issue to Emissions Zero’s shareholders an aggregate of 110,695,500 Common Stock Shares representing 89.91% of all Common Stock outstanding.  Additionally, Emissions Zero is required to deliver the sum of $105,000 to Robert J. Nielson and $105,000 to George Christodoulou, our President/Chief Executive Officer/Chief Financial Officer/Director, for shareholders advances. Emissions Zero previously delivered the sum of $25,000 to George Christodoulou and $25,000 to Robert J. Nielson for shareholder advances.

The Common Stock to be issued in the Merger is exempt from registration pursuant to  Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (“Securities Act”), and are “restricted securities” pursuant to Securities Act Rule 144 and may not be offered, sold, pledged, assigned or otherwise transferred unless a registration statement with respect thereto is effective under the Securities Act and any applicable state securities laws or an exemption from such registration exists.

Because we are a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the shares issued to the Emissions Zero’s stockholders that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after we (i) are no longer a shell company; and (ii) we have filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that we are no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports.

As previously reported on Form 8-K filed with the Securities and Exchange Commission on March 31, 2022. we entered into an amendment to the Merger Agreement with Emissions Zero. As stated above, the Merger Agreement required the parties to submit the Merger to FINRA.  Further, the parties had contemplated receiving approval from FINRA prior to February 28, 2021 and provided for a termination of the Merger Agreement if such approval had not been obtained by such date.  The parties agreed in Amendment No.1 to the Merger Agreement to extend the date of obtaining approval of FINRA to May 6, 2022, and assuming such approval, allow for closing to be held at any time up to May 13, 2022.  There is no assurance that the Merger will be consummated, and the FINRA approval condition precedent to the consummation of the Merger has not yet been completed and may not be obtained.

Other than approval by FINRA, there are no federal or state regulatory requirements that must be complied with, or approval of, in connection with completion of the Merger and related transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company owns no property.  The principal office of the Company is located at 10 Dionysiou Solomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O. Box 25631, Nicosia, at the office of the President.  This space is provided to us rent-free.  We believe these facilities are adequate to serve our needs until such time as a business combination, if any, occurs.  We expect to be able to utilize these facilities, free of charge, until such time as a business combination, if any, occurs.

In the event that the Merger with Emissions Zero is consummated, we will move our principal place of business to the offices of Emissions Zero located at 1870 West Prince Rd, Suite 41, Tucson, Arizona 85705.

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

As stated above, in the event that the Merger is completed, we are required to issue to Emissions Zero’s shareholders an aggregate of 110,695,500 Common Stock Shares representing 89.91% of all Common Stock outstanding.

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

The common stock of the Company trades on the OTC Pink sheets under the symbol NCRE.  In the event that the Merger is consummated, we expect to obtain a new trading symbol.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements. The financial information provided below and in our financial statements does not include any information related to Emissions Zero.

The purpose of this discussion is to provide an understanding of the consolidated financial results and condition of New Century Resources Corporation up to December 31, 2021.

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

PLAN OF OPERATION

On July 1, 2021 the Company entered into a Letter of Intent with Emissions Zero Module, LLC, a Wyoming company, whereby New Century would acquire all of the issued and outstanding shares or member interests in EZM in exchange for restricted common shares of the Company and that a closing date for this contemplated transaction is to be as soon as practicable and is otherwise subject to majority approval of each company's shareholders and preparation of audited consolidated financial statements.

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

At December 31, 2021, we had no cash assets, $293,528 in liabilities, and an accumulated deficit of $2,066,169. Our primary source of liquidity has been from shareholder advances and a notes payable to the company’s future acquirer, Emissions Zero Motors (EZM).  As of December 31, 2021, the Company owed $14,784 in trade payables, $94,517 in notes and related interest, and $184,227 in related party advances loaned to the company.

Net cash used in operating activities was $43,768 for the year ended December 31, 2021.

Net cash used in investing activities was $0for the year ended December 31, 2021.

Net cash provided by financing activities was $43,768 for the year ended December 31, 2021.

Our expenses to date are comprised of professional and regulatory fees that include accounting and legal fees.

YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

NET LOSS FROM OPERATIONS

The Company had net losses of $35,693 for the year ended December 31, 2021 as compared to a net loss of $36,092 for the year ended December 31, 2020.Operating expenses for the years ended December 31, 2021 and 2020 consisted of professional and regulatory fees associated with our reporting requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Century Resources Corporation

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New Century Resources Corporation

Report on the Financial Statements

We have audited the accompanying balance sheets of New Century Resources Corporation (the Company), which comprise the balance sheet as of December 31, 2021, and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenues since inception and sustained a net loss of $35,693 for the year under audit and has accumulated losses of $2,066,169. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/Gries & Associates, LLC
PCAOB ID: 6778

We have served as the Company’s auditor since 2021.

Denver, Colorado March 16, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of New Century Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of New Century Resources Corporation (the “Company”) as of December 31, 2020, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of New Century Resources Corporation as of December 31, 2020, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the 2020 financial statements, the Company incurred a net loss of $36,092 during year ended December 31, 2020 and has accumulated losses of $2,030,476 as of December 31, 2020 and has not yet generated any revenue. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of a Matter-Risks and Uncertainties

As describe in Note 1, the COVID-19 virus could ultimately have a significant negative impact on the Company and the Company cannot at this time estimate the long-term effect of this unprecedented situation.

We have served as the Company’s auditor since 2018

Denver, Colorado

February 23, 2021

New Century Resources Corporation

Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Prepaid expenses	$-	$-

Total assets	-	-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	14,784	24,471
Note payable	62,285	-
Advances from stockholders	184,227	202,745
Accrued interest	16,111	14,498
Convertible notes payable	16,122	16,122
Total liabilities	$293,528	$257,836

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 50,000,000 authorized; no shares issued

Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482

Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(2,066,169)	(2,030,476)
Total stockholders' deficit	(293,529)	(257,836)
Total liabilities and stockholders' deficit	$-	$-

See auditor’s report and notes to the financial statements.

New Century Resources Corporation

Statements of Operations

	For the years ended December 31,
	2021	2020

Sales	$-	$-

General and administrative expenses:
Legal and professional fees	34,080	33,522
General and administration	-	948
Total operating expenses	34,080	34,470
Loss from operations	(34,080)	(34,470)

Other expense:
Interest expense	(1,613)	(1,622)
Loss before taxes	(35,693)	(36,092)

Provision for taxes on income	-	-
Net loss	$(35,693)	$(36,092)

Net Loss Per Common Share -Basic and Diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -Basic and Diluted	12,481,724	12,481,724

See auditor’s report and notes to the financial statements.

New Century Resources Corporation

Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency
Balance, December 31, 2019	12,481,724	12,482	1,760,158	(1,994,384)	(221,744)

Net loss	-	-	-	(36,092)	(36,092)

Balance, December 31, 2020	12,481,724	$12,482	$1,760,158	$(2,030,476)	$(257,836)

Net loss	-	-	-	(35,693)	(35,693)

Balance, December 31, 2021	12,481,724	$12,482	$1,760,158	$(2,066,169)	$(293,529)

See auditor’s report and notes to the financial statements.

New Century Resources

Statements of Cash Flows

	For the years ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net loss	$(35,693)	$(36,092)

Adjustments to reconcile net loss to cash used by operating activities:
Change in current assets and liabilities:
Prepaid expenses	-	1,965
Accounts payable and accrued expenses	(8,075)	769
Net cash flows used in operating activities	(43,768)	(33,358)

Financing Activities:
Proceeds from loans and notes payable	62,285
Payments on loans and notes payable	(50,000)
Advances from stockholders	31,483	33,358
Net cash flows provided financing activities	43,768	33,358

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

See auditor’s report and notes to the financial statements.

New Century Resources Corporation

December 31, 2021 and 2020

Notes to the Financial Statements

Note 1 - Organization and Operations

New Century Resources Corporation

New Century Resources Corporation (the Company) was incorporated under the laws of the State of Utah in July of 1979 as WEMPetroleum, Inc. From inception through 1981, the Company conducted operations in the oil and gas industry. Pursuant to an option granted the Company in August of 1979, the Company exercised its right to drill exploratory wells on 640 acres in Cache County, Utah. Although various wells were drilled and completed, the Company did not realize any revenues from these oil and gas operations. In 1984, the Company attempted to refocus its business efforts into the mining industry by entering into an option to lease property and mining equipment in Montana. It ceased any significant business operations in the latter part of the 1980's when it failed to exercise the option, due to lack of funding. In 1988, the Company made an effort to commence conducting business again by expanding its business purpose to include the marketing and development of high-tech products.

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

The Company divested itself of its 100% owned subsidiary, G.C., on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest.  This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Company’s inability to raise the necessary capital to fund the exploration and development of the Trekkopje Uranium reserves.  In addition, a feasibility study conducted by Dr. Brian Hambleton played a crucial role in their decision-making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a price level justifiable of the exploitation of the Uranium reserves.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended December 31, 2021 or 2020.

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

As of December 31, 2021, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 30,619,600 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company incurred a net loss of $35,693 during the year ended December 31, 2021, had accumulated losses of $2,066,169, and net cash used in operating activities of $43,768 for the reporting period then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore alleviating doubt about the Company’s ability to continue as a going concern for the twelve month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 –Note Payable

On July 1, the Company entered into a Letter of Intent with Emissions Zero Module, LLC (EZM), a Wyoming company, whereby New Century would acquire all of the issued and outstanding shares or member interests in EZM in exchange for restricted common shares of the Company and that a closing date for this contemplated transaction is to be as soon as practicable and is otherwise subject to majority approval of each company's shareholders and preparation of audited consolidated financial statements.  In consideration of the contemplated agreement, EZM paid $25,000 each, or $50,000 in the aggregate, to the Company’s President and Robert J. Nielsen and the monies were applied against the shareholder advances owed by the Company to our President and Mr. Nielsen. During the year ended December 31, 2021, EZM also began paying all expenses on the company’s behalf totaling $12,285. The total amount owed by the Company at December 31, 2021 was $62,285.

Note 5 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2021, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $8,500 and $8,500 as of December 31, 2021 and December 31, 2020, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2021 and 2020, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining principal balance on this convertible note payable was $7,622 and $7,622 as of December 31, 2021 and December 31, 2020, respectively.

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

As of December 31, 2021 and 2020, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 6 – Equity

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the lenders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelve months ended December 31, 2021, no shares were issued in satisfaction of payments.

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of December 31, 2021 and December 31, 2020, the Company’s stockholder advances totaled $184,227 and $202,745, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelvemonths ended December 31, 2021 and 2020, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2021 and December 31, 2020 is $16,993 and $16,142, respectively.

On January 8, 2012, the Company entered into a twenty-four-month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the twelvemonths ended December 31, 2021 and 2020, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of December 31, 2021 and December 31, 2020, was $15,240 and $14,477, respectively.

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

The Company has not adopted, and does not intend to adopt in the foreseeable future, any stock appreciation rights, compensation plan providing for cash, shares or other compensation to any executive or long-term incentive plan.

Note 9 – Income Taxes

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $413,234 from inception through December 31, 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets	413,234	406,095
Valuation allowance	(413,234)	(406,095)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $413,234 and $406,095, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2021 and 2020, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31, 2021 and 2020:

Federal statutory tax rate	(20.0)%
Permanent differences and valuation allowance	(20.0)%
Effective tax rate	0.0%

Note 10– Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On January 4, 2022, the Company filed an amendment to its Articles of Incorporation with the State of Nevada to change our name to Colambda Technologies, Inc.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2021 and 2020:

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

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2021 and 2020.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we could (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Partners

Our executive officers and directors and additional information as of December 31, 2021 is as provided below.  We have not included information related to the new officers and directors who would take office if the Merger with Emissions Zero is completed.

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

Proposed New Management, Officers and Directors

If the Merger with Emissions zero is completed, new management and directors will be implemented.  We provide the following information in anticipation that the Merger will be completed, although there can be no assuraance.

Name	Position	Age	Term
David Riggs	Chief Executive Officer and Director	63	1 Year
Kent Hush	Chief Financial Officer and Director	51	1 Year
Sumit Isaranggul Na Ayudhya	Chief Technology Officer and Chairman	61	1 Year
Russell E. Klawunn	Chief Operating Officer and Director	56	1 Year
Kim Mitchell	Director	71	1 Year

David Riggs, Chief Executive Officer and Director

Since February 2021, Mr. Riggs has been the Secretary of Emissions Zero Module, Inc. Since January 2020, Mr. Riggs has been a managing director of Pantex Technologies, an import/export company located in Tomball, Texas, specializing in exclusive spirits from the USA into Asia, where he oversees the management of daily operations. Since July 2019, Mr. Riggs has served as the Founder and Chief Executive Officer of Origgen Environmental Solutions, an aviation staffing company located in Tomball, Texas, where he oversees the management of daily operations. Since September 2018, Mr. Riggs has been the Founder and Chief Operating Officer of Origgen LLC, a technology-based company focused on leveraging Blockchain located in Casper, Wyoming, where he oversees the management of daily operations. From January 2006 to March 2012, Mr. Riggs was the Founder and Chief Executive Officer of Eagle Gold Company, a mining company located in Accra, Ghana, where he developed key operational initiatives and managed daily operations. From January 2003 to June 2005, Mr. Riggs was the Chief Operating Officer of The World Poker Store in Las Vegas, Nevada, where he performed a comprehensive analysis of registrations for securities and insurance and monitored compliance with processes, policies, procedures, and standards in regard to collection and management of annual contributions from shareholders and companies.

Kent Hush, Chief Financial Officer and Director

Since February 2021, Mr. Hush has been the Treasurer of Emissions Zero Module Inc. From January 2019 to January 2021, Mr. Hush was a Partner at ErgoFit-US in Tucson, Arizona, where he structured, developed, and managed financial operations and oversaw security operations. From December 1997 to April 2020, Mr. Hush was a Special Agent for the Federal Bureau of Investigation located in Tucson, Arizona, where he served as a special operations group team leader, managed complex investigations, analyzed evidence, and performed uncover operations. From June 1992 to December 1997, Mr. Hush was a Financial Institution Examiner for the Federal Deposit Insurance Company in Denver, Colorado, where he conducted investigations and made recommendations for actions to ensure compliance with laws and regulations.

Mr. Hush graduated from Abilene Christian University in Abilene, Texas, with a Bachelor of Business Administration Degree in 1992. Mr. Hush also received his Commercial Pilot Instrument Multi-Engine Rating License from Tucson Aeroservice Center Flight School in Tucson, Arizona, and has achieved US Government certification as a Financial Institution Examiner with additional training and certification in Safety and Soundness, Regulatory Compliance, and Information Systems.

Sumit Isaranggul Na Ayudhya, Chief Technology Officer, Chairman of the Board of Directors

Mr. Isaranggul Na Ayudhya founded Emissions Zero Module Inc in February of 2021, and since that time, has served as the Chief Executive Officer and Chairman. Prior to founding Emissions Zero Module Inc, Mr. Isaranggul Na Ayudhya spent 42 years in the aviation industry, including performing maintenance and inspections of large commercial aircraft with A-Tech Aerospace (Thailand) Inc, in Thailand, from January 2014 to October 2016 and again from October 2020 to present, with ComAv Technical Services, in Victorville, California, from September 2018 to October 2020, with Job Aire Group Inc, in Tucson, Arizona, as a contractor, from October 2016 to September 2018, with ADI-Aviation & Defense Inc, in San Bernardino, California, from August 2012 to December 2013, with Pulsar

Aviation Service Inc, in San Bernardino, California, from May 2012 to August 2012, with Pacific Aerospace Resources & Technologies LLC, in Victorville, California, from December 2011 to May 2012, with Asgard for Victorville Aerospace located in Victorville, California from August 2007 to October 2007, and with A-Tech Aviation Corporation in Beaumont, California from October 2006 to August 2007.

From October 2007 to March 2012, Mr. Isaranggul Na Ayudhya was self-employed as a Managing Director and Consultant at A-Tech Aviation Corporation, located in Thailand, where he developed vehicle technology designed to dissolve pollution and foster economic growth. From April 2005 to October 2007, Mr. Isaranggul Na Ayudhya was an A&P Mechanic at NASA Lyndon Bjornson Space Center in El Paso, Texas, where he oversaw an astronaut training program and performed depot maintenance training. From July 2000 to April 2005, Mr. Isaranggul Na Ayudhya was an A&P Mechanic at AMS in Phoenix, Arizona, where he performed maintenance and inspections of aircraft systems. Prior to that, from February 1990 to April 2000, Mr. Isaranggul Na Ayudhya worked for Thai Airways as a mechanic, where he performed maintenance and inspections and troubleshooting for aircraft systems.

Mr. Isaranggul Na Ayudhya attended Airmen Technical Training School, Royal Thai Air Force (RTAF), located in Thailand, from June 1978 to April 1980, where he received a diploma in Airframe & Powerplant Mechanic/Avionics and became a Certified Aircraft Maintenance Technician. From February 1990 to October 1999, Mr. Isaranggul Na Ayudhya received multiple aircraft maintenance certifications through Thai Airways International Public Company Limited, located in Thailand. In June 2002, Mr. Isaranggul Na Ayudhya received his Bachelor of Fine Arts Degree with a concentration in Aeronautical Engineering from Unmanned Vehicle University in Phoenix, Arizona.

Russell E Klawunn¸ Chief Operating Officer and Director

Since February 2021, Mr. Klawunn has been the Vice President for Emissions Zero Module Inc. Since October 2020, Mr. Klawunn has been the President of Proveedora de Insumos Chaac De R.L. DE C.V., a wholesale merchant company located in Mexico. Since September 2016, Mr. Klawunn has been the founder and president of 1618CNC, LLC, a firearms dealer and FFL licensing company located in Tucson, Arizona, managing operations, including product development. From May 2018 to January 2019, Mr. Klawunn was Pilot in Command, ISR for L3 Communications, where he conducted ISR Deployments to Iraq and Syria. From April 1996 to June 2016, Mr. Klawunn was a Special Agent for the Federal Bureau of Investigation, where he conducted investigations, surveillance, and special operations. From January 2010 to September 2016, Mr. Klawunn was the co-founder and owner of Quartercircle10 LLC, a firearms dealer located in Tucson, Arizona, where he oversaw operations and led new product design and development. From July 1987 to March 1996, Mr. Klawunn served in the United States Marine Corps as a Naval Aviator, reaching the rank of Captain.

Mr. Klawunn received a Bachelor of Business Administration degree from Southwestern University in May 1987.

Kim Mitchell, Director

Mr. Mitchell has not been employed during the past 5 years. From January 2001 until his retirement in 2012, Mr. Mitchell was an Independent Consultant on Silicon and Compound Semiconductor Manufacturing.  From August 2009 until his retirement, Mr. Mitchell was the founder and President of EnergyWise Systems LLC, an energy conservation consulting company in St. George, Utah.

In 1976, Mr. Mitchell received a Ph.D. in Materials Science from Stanford University. In 1974, Mr. Mitchell received a Master’s of Science degree in Materials Science from Stanford University. In 1968, Mr. Mitchell received a bachelor’s degree in Applied Physics from the California Institute of Technology.

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

ITEM 11. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us prior to December 31, 2021 and have not received such compensation in the past.  No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity.  Our officers and directors intend to devote no more than a few hours a week to our affairs. This information does not include information related to the new proposed officers and directors who would take office if the Merger with Emissions Zero is completed

Neither the officers, directors nor the shareholders will receive a finder's fee or other compensation, either directly or indirectly, as a result of their efforts to implement our business plan outlined herein.

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
George Christodoulou, President, CEO, CFO & Director	2021 2020	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Mark Christodoulou, Secretary & Director	2021 2020	None None	None None	None None	None None	None None

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Solon Piitarides, Director	2021 2020	None None	None None	None None	None None	None None

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

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)	Position(s) with or Relationship to Company

George Christodoulou 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O. Box 25631, Nicosia	6,950,000(1)	55.68%	President, CEO, CFO and Director
Mark Christodoulou 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O. Box 25631, Nicosia	0	0%	Secretary and Director
Solon Pittarides 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O. Box 25631, Nicosia	1,000,000	8.01%	Director
Shirley Christodoulou 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O. Box 25631, Nicosia	6,950,000(2)	55.68%	5% or more Shareholder
The Nielson 101 Trust (3) 986 E. Wheeler Farm Cv, Salt Lake City, UT 84121	2,500,000	20.03%	5% or more Shareholder
Shirley Properties, Inc. (4) 10 DionysiouSolomou Street, Leona Building, suite 501, 2406 Engomi, Nicosia – Cyprus, P.O. Box 25631, Nicosia	6,950,000 (3)	55.68%	5% or more Shareholder

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2021 and 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm Gries & Associates, LLC for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2021	2020
Audit Fees	$14,000	$20,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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

Other fees.     Other services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3	Certificate of Amendment to Certificate of Incorporation of New Century Resources Corporation as filed with the Secretary of State of Nevada evidencing the name change to Colambda Technologies, Inc.

10.1

Agreement and Plan of Merger and Reorganization dated as of the date set forth on the signature page hereto, is by and among NEW CENTURY RESOURCES CORPORATION, a Nevada corporation (the “NCR”), Emissions Zero Module, Inc, a Wyoming corporation (“EZM”).

10.2

Amendment No. 1 to Agreement and Plan of Merger and Reorganization made as of March 8, 2022 by and among New Century Resources Corporation, a Nevada corporation and Emissions Zero Module, Inc, a Wyoming corporation.

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

* Incorporated by reference to our Form 10-12G/A filed December 3, 2014

** Filed as Exhibit 10.1 to the Company’s Form 8-k as filed with the Securities and Exchange Commission on November 22, 2021.

** Filed as Exhibit 10.1 to the Company’s Form 8-k as filed with the Securities and Exchange Commission on March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereto duly authorized.

COLAMBDA TECHNOLOGIES, INC. (Formerly known as New Century Resources Corporation)

Date:	April 14, 2022	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2022	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer) and Sole Director