Form 10-Q
period 2022-03-31
Colambda Technologies, Inc.
filed 2022-05-23
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-29243

Colambda Technologies, Inc.
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

Yes ☒   No [  ]

As of May 23, 2022, there were 12,481,724 shares of the registrant’s $0.001 par value common stock issued and outstanding.

COLAMBDA TECHNOLOGIES, INC.

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

ITEM 4. MINE SAFETY DISCLOSURES.21

ITEM 5. OTHER INFORMATION.21

ITEM 6. EXHIBITS22

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Colambda Technologies, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”,  “we”, “us” and “our” are references to Colambda Technologies, Inc..

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Colambda Technologies, Inc.

March 31, 2022

Index to Financial Statements

Colambda Technologies, Inc.
Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Prepaid expenses	-	-
Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	14,784	14,784
Note payable	73,106	62,285
Advances from stockholders	184,227	184,227
Accrued interest	16,509	16,111
Convertible Notes payable	16,122	16,122
Total liabilities	$304,748	$293,529

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-
Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482
Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(2,077,388)	(2,066,169)
Total stockholders' deficit	(304,748)	(293,529)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2022	2021

Sales	$-	$-

Operating expenses:
Legal and professional fees	10,393	6,357
General and administrative	429	-
Total operating expenses	10,822	6,357
Loss from operations	(10,822)	(6,357)

Other expense:
Interest expense	(398)	(398)
Loss before taxes	(11,219)	(6,755)

Provision for taxes on income	-	-
Net loss	$(11,219)	$(6,755)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.
Statements of Stockholders’ Deficit
(Unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2020	12,481,724	12,482	$1,760,158	$(2,030,476)	$(257,836)

Net Loss	-	-	-	(6,755)	(6,755)

Balance, March 31, 2021	12,481,724	12,482	$1,760,158	$(2,037,231)	$(264,591)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2021	12,481,724	12,482	$1,760,158	$(2,066,169)	$(293,529)

Net Loss	-	-	-	(11,219)	(11,219)

Balance, March 31, 2022	12,481,724	12,482	$1,760,158	$(2,077,388)	$(304,748)

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net loss	$(11,219)	$(6,755)

Adjustments to reconcile net loss to cash
provided (used) by operating activities:

Change in current assets and liabilities:
Prepaid Expenses	-	-
Accounts payable and accrued expenses	-	(11,242)
Accrued interest	398	397
Net cash flows used in operating activities	(10,821)	(17,600)

Financing Activities:
Proceeds from loan payable	10,821	-
Advances from stockholders	-	17,600
Repayments of stockholder advances	-	-
Net cash flows provided by financing activities	10,821	17,600
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

For the three months ended March 31, 2022

Note 1 - Organization and Operations

Colambda Technologies, Inc.

Colambda Technologies, (the Company), was incorporated under the laws of the State of Utah in July of 1979 as WEM Petroleum, Inc. From inception through 1981, the Company conducted operations in the oil and gas industry. Pursuant to an option granted the Company in August of 1979, the Company exercised its right to drill exploratory wells on 640 acres in Cache County, Utah. Although various wells were drilled and completed, the Company did not realize any revenues from these oil and gas operations. In 1984, the Company attempted to refocus its business efforts into the mining industry by entering into an option to lease property and mining equipment in Montana. It ceased any significant business operations in the latter part of the 1980's when it failed to exercise the option, due to lack of funding. In 1988, the Company made an effort to commence conducting business again by expanding its business purpose to include the marketing and development of high-tech products.

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

As of March 31, 2022, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 32,630,700 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2022 of $2,077,388 and net cash used in operating activities of $10,821 for the reporting period then ended. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore, alleviating doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 –Note Payable

On July 1, 2021, the Company entered into a Letter of Intent with Emissions Zero Module, LLC (EZM), a Wyoming company, whereby New Century would acquire all of the issued and outstanding shares or member interests in EZM in exchange for restricted common shares of the Company and that a closing date for this contemplated transaction is to be as soon as practicable and is otherwise subject to majority approval of each company's shareholders and preparation of audited consolidated financial statements.  In consideration of the contemplated agreement, EZM paid $25,000 each, or $50,000 in the aggregate, to the Company’s President and Robert J. Nielsen and the monies were applied against the shareholder advances owed by the Company to the our President and Mr. Nielsen.  EZM also began paying all expenses on the Company’s behalf totaling $23,106.  The total amount owed by the Company as of March 31, 2022 was $73,106.

Note 5 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended March 31, 2022, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of March 31, 2022 and March 31, 2021, was $17,203 and $16,352, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended March 31, 2022, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of March 31, 2022 and March 31, 2021, was $15,428 and $14,665, respectively.

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one-year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months’ time. On January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As of March 31, 2022 and 2021, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 6 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the holders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended March 31, 2022, no shares were issued in satisfaction of payments.

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of March 31, 2022 and 2021, the Company’s stockholder advances totaled $184,227 and $220,344, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the three months ended

March 31, 2022 and 2021, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2022 and 2021 is $17,203 and $16,352, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended March 31, 2022 and 2021, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of March 31, 2022 and 2021, was $15,428 and $14,665, respectively.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued and management has determined there are none to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The purpose of this discussion is to provide an understanding of the financial results and condition of Colambda Technologies, Inc. and to also describe the plans for future growth and expansion.

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

The Company may not seek shareholder approval for any merger, acquisition or similar reorganization.  Shareholder approval for this type of business opportunity is not required under Nevada law nor is it required by the Company’s Articles of Incorporation. Shareholder approval will be required if the transaction requires a name change, change in capital structure of the Company, stock splits or any other action that requires shareholder approval under Nevada law or our Articles of Incorporation.  In the event shareholder approval is required for actions other than a business opportunity, the Company will prepare, file with the SEC and mail to shareholders the appropriate information statement or proxy statement, if required.

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of March 31, 2022 and 2021 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

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

The Merger Agreement requires us to submit the Merger and Name Change to Colambda Technologies, Inc. to the Financial Industry Regulatory Authority (“FINRA”).  Completion of the Merger and related transactions (other than the name change which has occurred effective as of January 4, 2022, are subject to FINRA approval.  There is no assurance that the Merger will be consummated, and conditions precedent (other than the name change) to the consummation of the Merger have not yet been completed.  The parties extended the date of obtaining approval of FINRA to May 6, 2022, and assuming FINRA approval, allowed for closing to be held at any time up to May 13, 2022.  The Company and EZM are working together to further amend the Merger Agreement to extend the date for closing.  There is no assurance that the Merger will be consummated, and the FINRA approval condition precedent to the consummation of the Merger has not yet been completed and may not be obtained.

Liquidity

For the three months ended March 31, 2022, we had net cash used in operations of $10,821. Net cash provided by financing activities was $10,821 which consisted of a note payable to the Company’s future acquirer, Emissions Zero Module (EZM).

As of March 31, 2022 and March 31, 2021, we had no assets.

We had total liabilities of $304,748 as of March 31, 2022, which consisted of accounts payable and accrued interest of $31,293 and notes and advances payable aggregating $273,455.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Our net loss for the three months ended March 31, 2022 was $11,219 which was an increase of $4,464 over our net loss for the three months ended March 31, 2021 which was $6,755. The change reflects an increase in professional fees during the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2022, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

10.1**

Agreement and Plan of Merger and Reorganization dated as of the date set forth on the signature page hereto, is by and among NEW CENTURY RESOURCES CORPORATION, a Nevada corporation (the “NCR”), Emissions Zero Module, Inc, a Wyoming corporation (“EZM”).

10.2**

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

COLAMBDA TECHNOLOGIES, INC.

Date	May 23, 2022	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

COLAMBDA TECHNOLOGIES, INC.
Date	May 23, 2022	By:	/s/ George Christodoulou
George Christodoulou
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)