Form 10-Q
period 2022-06-30
Colambda Technologies, Inc.
filed 2022-08-15
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-29243

Colambda Technologies, Inc.
(Name of small business issuer in its charter)

Nevada (NV)	98-0361773
(State of incorporation)	(I.R.S. Employer Identification No.)

1870 West Prince Road #41
Tucson, Arizona 85705
(Address of principal executive offices)

(281) 928 4425
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

Yes ☒   No [  ]

As of January 15, 2022, there were 12,481,724 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

The Company previously filed a Form 8-K with the Securities and Exchange Commission (“SEC”) on November 22, 2021, reporting the execution of the Merger Agreement and the material terms of the transaction (the “Share Exchange “or “Merger”).  Pursuant to the terms of the Merger, the Company is the legal surviving entity and remains a Nevada corporation.  In accordance with the terms of the Merger Agreement, the Company agreed to change its name to “Colambda Technology, Inc., which previously became effective on January 4, 2022.

The parties to the Merger Agreement completed the Merger as of July 9, 2022.  In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Share Exchange will be replaced with the historical financial statements of Emissions Zero Module, Inc. in all future filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Colambda Technologies, Inc.

June 30, 2022

Index to Financial Statements

Colambda Technologies, Inc.

Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Prepaid expenses	-	-
Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	14,784	14,784
Note payable	73,106	62,285
Advances from stockholders	184,227	184,227
Accrued interest	16,911	16,111
Convertible Notes payable	16,122	16,122
Total liabilities	$305,150	$293,529

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-
Common stock, $0.001 par value, 200,000,000 authorized; 12,481,724 and 12,481,724 shares issued and outstanding, respectively	12,482	12,482
Additional paid in capital	1,760,158	1,760,158
Accumulated deficit	(2,077,790)	(2,066,169)
Total stockholders' deficit	(305,150)	(293,529)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months ended	Three Months ended
	June 30,	June 30,
	2022	2021

Sales	$-	$-

Operating expenses:
Legal and professional fees	-	7,019
General and administrative	-	-
Total operating expenses	-	7,019
Loss from operations	-	(7,019)

Other expense:
Interest expense	(402)	(402)
Loss before taxes	(402)	(7,421)

Provision for taxes on income	-	-
Net loss	$(402)	$(7,421)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.

Statements of Operations

(Unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2022	2021

Sales	$-	$-

Operating expenses:
Legal and professional fees	10,393	13,376
General and administrative	428	-
Total operating expenses	10,821	13,376
Loss from operations	-	(13,376)

Other expense:
Interest expense	(800)	(800)
Loss before taxes	(800)	(14,176)

Provision for taxes on income	-	-
Net loss	$(11,621)	$(14,176)

Earnings per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,481,724	12,481,724

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.

Statements of Stockholders’ Deficit

(Unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2020	12,481,724	12,482	$1,760,158	$(2,030,476)	$(257,836)

Net Loss	-	-	-	(6,755)	(6,755)

Balance, March 31, 2021	12,481,724	12,482	$1,760,158	$(2,037,231)	$(264,591)

Net Loss	-	-	-	(7,421)	(7,421)

Balance, June 30, 2021	12,481,724	12,482	$1,760,158	$(2,044,652)	$(272,012)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance, December 31, 2021	12,481,724	12,482	$1,760,158	$(2,066,169)	$(293,529)

Net Loss	-	-	-	(11,219)	(11,219)

Balance, March 31, 2022	12,481,724	12,482	$1,760,158	$(2,077,388)	$(304,748)

Net Loss	-	-	-	(402)	(402)

Balance, June 30, 2022	12,481,724	12,482	$1,760,158	$(2,077,790)	$(305,150)

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net loss	$(11,621)	$(14,176)

Adjustments to reconcile net loss to cash
provided (used) by operating activities:

Change in current assets and liabilities:
Prepaid Expenses	-	-
Accounts payable and accrued expenses	-	(9,931)
Accrued interest	800	800
Net cash flows used in operating activities	(10,821)	(23,307)

Financing Activities:
Proceeds from loan payable	10,821	-
Advances from stockholders	-	23,307
Repayments of stockholder advances	-	-
Net cash flows provided by financing activities	10,821	23,307
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Colambda Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

For the six months ended June 30, 2022

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

The Company divested itself of its 100% owned subsidiary G.C. on December 12, 2000, thereby eliminating the Trekkopje mining claims, a capitalized cost of $10,533,252, the related liabilities amounting to $8,500,000 from its acquisition, the note payable to its principal stockholder, which aggregated, came to a total of $1,046,640, and any claims to accrued interest. This divestiture was the unanimous decision of the board of directors, which was based in part, upon the Corporation's inability to raise the necessary capital to fund the exploration and development of the Trekkopje Uranium reserves. In addition, a feasibility study conducted by Dr. Brian Hambleton played crucial role in their decision-making process, concluding that, due to the current Uranium market, exploitation of the Uranium reserves on the property would not be financially viable, and did not foresee any immediate or mid-term prospects in world market conditions and pricing which would lead to a pricing level justifiable of the exploitation of the Uranium reserves.

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

The Merger Agreement requires us to submit the Merger and Name Change to Colambda Technologies, Inc. to the Financial Industry Regulatory Authority (“FINRA”).  Completion of the Merger and related transactions (other than the name change which has occurred effective as of January 4, 2022, are subject to FINRA approval.  The parties to the Merger Agreement completed the Merger as of July 9, 2022.  In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Share Exchange will be replaced with the historical financial statements of Emissions Zero Module, Inc. in all future filings with the SEC.

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

As of June 30, 2022, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 33,032,920 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2022 of $2,077,790 and net cash used in operating activities of $10,821 for the reporting period then ended. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder and Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore, alleviating doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 –Note Payable

On July 1, 2021, the Company entered into a Letter of Intent with Emissions Zero Module, LLC (“EZM”), a Wyoming company, whereby New Century would acquire all of the issued and outstanding shares or member interests in EZM in exchange for restricted common shares of the Company. In consideration of the contemplated agreement, EZM paid $25,000 each, or $50,000 in the aggregate, to the Company’s President and Robert J. Nielsen and the monies were applied against the shareholder advances owed by the Company to our President and Mr. Nielsen.  EZM also began paying all expenses on the Company’s behalf and the total amount owed by the Company as of June 30, 2022 was $73,106.

Note 5 – Convertible Notes Payable

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2022, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of June 30, 2022 and June 30, 2021, was $17,415 and $16,564, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2022, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of June 30, 2022 and June 30, 2021, was $15,618 and $14,855, respectively.

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one-year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months’ time. On January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As of June 30, 2022 and 2021, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Note 6 – Stockholder’s Deficit

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 12,481,724 are issued or outstanding.

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a consultant and shareholder, and George Christodoulou, the Company’s President, in the amounts of $7,622 and $8,500, respectively (see Note 6).  The notes are convertible into shares of the Company stock, at the demand of the holders. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2022, no shares were issued in satisfaction of payments.

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of June 30, 2022 and 2021, the Company’s stockholder advances totaled $184,227 and $226,051, respectively. These advances are non-interest bearing and payable on demand.

Convertible Demand Note Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s president, in the amount of $8,500.  The twenty-four month note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2022 and 2021, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2022 and 2021 is $17,415 and $16,564, respectively.

On January 8, 2012, the Company entered into a twenty-four month convertible promissory note with Robert J. Nielson in the amount of $7,622, bearing interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the six months ended June 30, 2022 and 2021, no shares were issued in satisfaction of payments.  The balance, including principal and accrued interest as of June 30, 2022 and 2021, was $15,618 and $14,855, respectively.

Note 8 – Subsequent Events

On November 19, 2021, New Century Resources Corporation (the “Company”) entered into an agreement (the “Merger Agreement”) whereby Emissions Zero Module, Inc., a Wyoming company (“Emissions Zero”), would be merged (the “Merger”) into New Century Resources Corporation.  Pursuant to the Merger Agreement, the Company agreed to issue an aggregate of 110,695,500 newly issued shares of its common stock, $.001 par value, in exchange for all of the issued and outstanding common shares of Emissions Zero.

The Company previously filed a Form 8-K with the Securities and Exchange Commission (“SEC”) on November 22, 2021, reporting the execution of the Merger Agreement and the material terms of the transaction (the “Share Exchange “or “Merger”).  Pursuant to the terms of the Merger, the Company is the legal surviving entity and remains a Nevada corporation.  In accordance with the terms of the Merger Agreement, the Company agreed to change its name to “Colambda Technology, Inc., which previously became effective on January 4, 2022.

The parties to the Merger Agreement completed the Merger as of July 9, 2022.  Form 8-K was filed in connection with the closing of the Merger and certain related events and actions taken by the Company on July 14, 2022.

In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Share Exchange will be replaced with the historical financial statements of Emissions Zero Module, Inc. in all future filings with the SEC.

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

We believe the sum required to consummate our acquisition or reverse merger is not determinable until the Company knows the terms of the transaction.  The amount of cash the Company had on hand as of June 30, 2022 and 2021 is $0.  Such acquisition or reverse merger may be costly.  We currently have very limited resources with which to complete the acquisition or reverse merger and no cash.  If we are able raise any capital, all of our cash may be exhausted prior to or in the process of trying to complete the acquisition or reverse merger.

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

Liquidity

For the six months ended June 30, 2022, we had net cash used in operations of $10,821. Net cash provided by financing activities was $10,821 which consisted of a note payable to the Company’s future acquirer, Emissions Zero Module (EZM).

As of June 30, 2022 and June 30, 2021, we had no assets.

We had total liabilities of $305,150 as of June 30, 2022, which consisted of accounts payable and accrued interest of $31,695 and notes and advances payable aggregating $273,455.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Our net loss for the three months ended June 30, 2022 was $402 which was a decrease of $7,019 over our net loss for the three months ended June 30, 2021 which was $7,421. The change reflects a decrease in professional fees during the three months ended June 30, 2022 as those fees were paid by Emissions Zero Module in anticipation of the closing of the merger that occurred on July 9, 2022.

Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Our net loss for the six months ended June 30, 2022 was $11,621 which was a decrease of $2,555 over our net loss for the six months ended June 30, 2021, which was $14,176. The change reflects a decrease in professional fees recorded by the Company during the three months ended June 30, 2022, as those fees were paid by Emissions Zero Module in anticipation of the closing of the merger that occurred on July 9, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation

S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2022, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

10.1**

Agreement and Plan of Merger and Reorganization dated as of the date set forth on the signature page hereto, is by and among NEW CENTURY RESOURCES CORPORATION, a Nevada corporation (“NCR”), and Emissions Zero Module, Inc, a Wyoming corporation (“EZM”).

10.2***

Amendment No. 1 to Agreement and Plan of Merger and Reorganization made as of March 8, 2022 by and among New Century Resources Corporation, a Nevada corporation and Emissions Zero Module, Inc, a Wyoming corporation.

10.3****

Amendment No. 3 to Agreement and Plan of Merger and Reorganization made as of March 8, 2022 by and among New Century Resources Corporation, a Nevada corporation and Emissions Zero Module, Inc, a Wyoming corporation.

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

* Incorporated by reference to our Form 10-12G/A filed December 3, 2014

** Filed as Exhibit 10.1 to the Company’s Form 8-k as filed with the Securities and Exchange Commission on November 22, 2021.

*** Filed as Exhibit 10.1 to the Company’s Form 8-k as filed with the Securities and Exchange Commission on March 8, 2022.

**** Filed as Exhibit 10.1 to the Company’s Form 8-k as filed with the Securities and Exchange Commission on July 14, 2022.

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

COLAMBDA TECHNOLOGIES, INC.

Date:	August 12, 2022	By:	/s/ David Riggs
David Riggs
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

COLAMBDA TECHNOLOGIES, INC.
Date:	August 12, 2022	By:	/s/ Kent Hush
Kent Hush
Chief Financial Officer