Form 10-Q
period 2022-09-30
Colambda Technologies, Inc.
filed 2022-11-10
CIK 1104462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐   No [x]

As of October 31, 2022, there were 79,151,187 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Colambda Technologies, Inc.

NOTE:

During 2020 and 2021, Colambda Technologies (the "Company", "our", "us" or "we") had no operations and was considered a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualified as a "shell company," because we had no (or nominal) assets and no (or nominal) operations.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Colambda Technologies, Inc.

September 30, 2022

Index to Financial Statements

Colambda Technologies, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$188,974	$642,908
Accounts receivable	2,619,580	-
Due From NCRE	-	62,285
Prepaid expenses	16,511	7,000
Down Payment on Future Subsidiary	-	50,000
Other Current Assets	13,738	-
Right of Use Asset	58,693	-
Security Deposits	1,200	-
Total current assets	2,898,696	762,193
Fixed Assets
Furniture and Equipment	46,000	46,000
Less Accumulated Depreciation	(12,000)	(5,100)
Net Fixed Assets	34,000	40,900

Total assets	$2,932,696	$803,093

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	47,800	8,000
Acquisition Payable	425,000	-
Notes payable	16,122	1,200,000
Loans From Shareholders	509,227	-
Accrued interest	149,021	60,652
Deferred Payroll	278,667	-
Payroll Liabilities	486,647	-
Total current liabilities	1,912,484	1,268,652
Long-term liabilities:
Acquisition Payable	309,890	-
Long Term Lease Liability	60,075	-
Total long-term liabilities	369,965	-
Total liabilities	2,282,449	1,268,652

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 authorized; no shares issued	-	-
Common stock, $0.001 par value, 200,000,000 authorized; 129,176,724 and 167,158,000 shares issued and outstanding	129,177	167,158
Additional paid in capital	1,251,331	(120,658)
Accumulated Deficit	(730,261)	(512,059)
Total stockholders' equity/(deficit)	650,247	(465,559)
Total liabilities and stockholders' equity	$2,932,696	$803,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colambda Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	September 31,	September 31,
	2022	2021

Sales	$5,288,255	$-
Cost of Sales	4,633,541	-

Gross profit	654,714	-

General and administrative expenses:
Salaries	381,866	-
Depreciation and Amortization	2,300	2,800
Legal and professional fees	62,835	81,438
Marketing and Advertising	1,569	-
Research and Development	-	43,979
Taxes	9,049	-
Other general and administrative	174,392	27,897
Total operating expenses	632,011	156,114
Gain/(Loss) from operations	22,703	(156,114)

Other expense:
Interest expense	(2,000)	(18,071)
Income/(Loss) before taxes	20,703	(174,185)

Provision (credit) for taxes on income	-	-
Net Income/(loss)	$20,703	$(174,185)

Basic earnings (loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding	129,176,724	167,158,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colambda Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months	Nine Months
	September 31,	September 31,
	2022	2021

Sales	$13,541,142	$-
Cost of Sales	12,003,061	-

Gross profit	1,538,081	-

General and administrative expenses:
Salaries	892,999	-
Depreciation and Amortization	6,900	2,800
Legal and professional fees	209,739	163,938
Marketing and Advertising	7,583	-
Research and Development	5,602	68,979
Taxes	16,496	-
Other general and administrative	543,507	35,519
Total operating expenses	1,682,826	271,236
Gain/(Loss) from operations	(144,745)	(271,236)

Other expense:
Interest expense	(73,458)	(27,904)
Income/(Loss) before taxes	(218,203)	(299,140)

Provision (credit) for taxes on income	-	-
Net Income/(loss)	$(218,203)	$(299,140)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	42,012,722	167,158,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colambda Technologies, Inc.

Statements of Stockholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid In	Accum	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	167,158,000	167,158	(120,658)	(512,059)	(465,559)

Investment in Job Aire Group			634,157		634,157
Net income (loss)				(61,165)	(61,165)

Balance, March 31, 2022	167,158,000	167,158	513,499	(573,224)	107,433

Net income (loss)				(177,741)	(177,741)

Balance, June 30, 2022	167,158,000	167,158	513,499	(750,965)	(70,308)

Recapitalization as a result of merger	(61,675,500)	(61,676)	61,676		-
NCRE Shares	12,481,724	12,482	(317,631)		(305,149)
Shares issued to Consultants	6,725,000	6,725	(6,725)		-
Shares issued for Conversion of Notes Payable	4,487,500	4,488	1,210,512		1,215,000
Purchase of NCRE			(210,000)		(210,000)
Net income (loss)				20,703	20,703

Balance, September 30, 2022	129,176,724	129,177	1,251,331	(730,261)	650,247

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colambda Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net loss	$(218,203)	$(299,140)

Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation	6,900	2,800

Change in operating assets and liabilities:
Expenses paid on behalf of future merger partner	(10,820)	(50,000)
Right Of Use & Lease Liability	1,383	-
Accounts Receivable and other receivables	(1,549,626)	-
Prepaid expenses and other current assets	(10,711)	-
Accounts Payable and Accrued Expenses	861,788	36,238
Acquisition Payable	-	-
Net cash flows used in operating activities	(919,289)	(310,102)

Cash flows from investing activities:
Investment in Subsidiary	150,355	-
Purchase of Merger Partner	(25,000)	-
Purchase of Fixed Assets	-	(46,000)
Net cash flows provided by investing activities	125,355	(46,000)

Cash flows from financing activities:
Proceeds from shareholder loans	325,000	46,500
Proceeds from convertible notes payable	15,000	1,035,000
Net cash flows provided by financing activities	340,000	1,081,500
Net change in cash	(459,934)	725,398
Cash, beginning of period	642,908	-
Cash, end of period	$188,974	$725,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colambda Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

For the nine months ended September 30, 2022

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

On November 19, 2021, we entered into an agreement whereby Emissions Zero Module, Inc., a Wyoming company (“Emissions Zero”), would be merged into the Company. Our Board of Directors and our shareholders, by written consent of 75.71% of our Common Stock, approved the Merger Agreement, a name change and the election of new directors (“Director Nominees”) to be affected upon completion of the Merger.

The Merger Agreement requires us to submit the Merger and Name Change to Colambda Technologies, Inc. to the Financial Industry Regulatory Authority (“FINRA”).  Completion of the Merger and related transactions (other than the name change which has occurred effective as of January 4, 2022), are subject to FINRA approval.  The parties to the Merger Agreement completed the Merger as of July 9, 2022.  In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Share Exchange will be replaced with the historical financial statements of Emissions Zero Module, Inc. in all future filings with the SEC.

Nature of Business

HISTORY

Emissions Zero Module, LLC (“EZM”) was a Wyoming company founded in 2021 by Sumit Isaranggunlnaayudhya and William Tiley and is based in Tucson, Arizona.    Emissions Zero Module was established as a research and development company classified in the alternative energy sector. As such, Emissions Zero Module operates without the expectation of immediate profit. Instead, it is expected to contribute to the long-term profitability of The Company. The activities of Emissions Zero Module are expected to lead to discoveries leading to the creation of new products.

EZM intends specifically to bring a patented product to market that was developed to eliminate the harmful effects of tailpipe emissions produced by internal combustion engines. The Emissions Zero Module (EZM) connects directly to the existing battery in any automobile or truck and works with the car's existing electrical apparatus to create conditions within the engine's combustion chamber that allows for a more complete combustion of fuel. The results of complete combustion of fuel are up to a 95% reduction in total tailpipe emissions, increase performance and, increased miles per gallon of fuel. The EZM works on all types of vehicles including cars, SUVs, diesel trucks, and large over-the-road semis.

The Acquisition of Job Aire Group, Inc.

Effective January 1, 2022, Emissions Zero Module entered into a Stock Purchase Agreement with Job Aire Group (“JAG”) to acquire all of the outstanding shares of JAG in exchange for $745,000 and 2% of Net Revenue received by the Company from new contracts brought to the company by former ownership, limited to $1,000,000 during the 36-month period following the closing date.  At closing, EZM disbursed $25,000 and will make 36 payments of $20,000, beginning January 2, 2022.  As a result of the Stock Purchase, JAG became a wholly owned subsidiary of EZM.

Job Aire Group, an employee leasing company and was incorporated under the laws of the State of Arizona.  The Company is a multi-technical aviation company specializing in Contract Labor, Aircraft and Engine inspection and audit, plus hard-core aeronautical engineering. Also skilled in aircraft maintenance marketing, we place aircraft into FAR 145 facilities for repair, refurbishment, painting, modification and overhaul. JAG is well known for providing experienced and professional heavy transport aircraft maintenance technicians world-wide.

As of September 30, 2022, we had 301 employees involved through a contractual relationship with the Company. Our contractual relationship with employees consists of management agreements, service agreements, and employee agreements.

Basis of Presentation

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) to reflect the accounts and operations of the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year-End

The Company elected December 31 as its fiscal year-end date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2022, the Company had $188,974 in cash and $2,619,580 in cash equivalents.

Prepaid Expenses

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future.

Property and Equipment

Property and equipment are stated at cost, net of depreciation provided by use of a straight-line method over the estimated useful lives of the assets, which is five years. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Such impairment is recognized in the event the net book value of such assets exceeds their fair value. No impairment of long-lived assets occurred in the periods presented.

Revenue Recognition

For the nine months ended September 30, 2022 and 2021, the Company earned $13,541,142 and $0 in gross revenues, respectively.  As a result of the acquisition of Job Aire Group during the interim period ending March 31, 2022, all of our revenue is generated through our wholly owned subsidiary, Job Aire Group.

Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions.  Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. We do not receive advance payments for set-up fees on some of our service offerings from our clients.

We are continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients can vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally three to six months).  Although we monitor sales that have not yet been installed, we do not view this metric as material to an understanding of our overall business in light of the recurring nature of our business. This metric is not a reported number, but it is used by management as a planning tool to allocate resources needed to install services, and as a means of assessing our performance against the expectations of our clients.

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses and such costs are recorded as incurred. Our cost of revenue consists primarily of the cost of labor.  For the nine months ended September 30, 2022 and 2021, the Company recorded $12,003,061 and $0, respectively, as costs against revenue earned.

Operating Lease

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Right of use (ROU) assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The lease term used to calculate the ROU asset includes renewal periods or periods subject to termination when it is reasonably certain that the Company will lease the assets in such periods.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the estimated incremental secured borrowing rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company's lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

·	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

·	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Many financial instruments are issued in conjunction with the issuance of debt. At the time of issuance, we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation.

Stock Compensation Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values at the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair grant date FV of equity instruments. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include:  a.) the nature of the relationship(s) involved; b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

As of September 30, 2022, there are potential share equivalents based on conversion options associated with our convertible promissory notes (approximately 33,439,560 potential shares), however, due to net operating losses, anti-dilution issues are not applicable.

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

Recently Issued Accounting Pronouncements

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 established ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for reporting periods for private companies beginning after December 15, 2021, with early adoption permitted. In July 2018, the FASB issued an update ASU 2018-11 Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company adopted this standard beginning with the interim reporting period ending March 31, 2022.

Note 2 – Going Concern

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2022 of $730,261 and net cash used in operating activities of $919,289 for the reporting period then ended. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

With the addition of our wholly owned subsidiary, Job Aire Group, we have been able to generate sufficient cash from operating activities to fund our ongoing operations.  Based on the above factors, no doubt exists about our ability to continue as a going concern for one year from the issuance of these financial statements.

Note 3 – Concentrations of Business and Credit Risk

The Company at times maintains balances in various operating accounts in excess of federally insured limits.

The Company’s wholly-owned subsidiary has 4 clients that make up 91% of their revenue and 78% of their outstanding Accounts Receivable. The loss of one or more of these clients would create a hardship for the company.

The company is perpetually looking for more clients so that the risk of losing one of their major clients will not have a major effect on the financial performance of the Company.

Note 4 – Commitments and Contingencies

Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2022 or 2021, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

Operating Lease Commitments

Effective June 22, 2022, the Company moved its corporate offices to 1870 West Prince Road #41, Tucson, AZ, 85705.  The Company leases an office space under a lease agreement that expires December 31, 2024.

Components of Total Lease Cost

For The Nine Months Ended September 30, 2022
Operating lease cost	21,269
Total lease cost	$ 21,269

Cash paid for amounts included in operating lease liabilities was $19,886 for the nine months ended September 30, 2022. The table below presents total operating lease ROU assets and lease liabilities as of September 30, 2022:

Schedule of Operating Lease ROU Assets and Lease Liabilities

Operating lease ROU assets	$58,693
Operating lease liabilities	$60,075

Maturities Of Operating Lease Liabilities
For the nine months ended September 30,
2022	6,782
2023	28,512
2024	29,895
Total Lease Payments	$65,190
Less: Discount	(5,115)
Total Operating Lease Payments	$60,075

Schedule of Operating Weighted Average Remaining Lease and Discount Rate
Weighted Average
For The Nine Months Ended September 30, 2022
Weighted average remaining lease term (years)	2.25
Weighted average discount rate	7%

Note 5 – Accounts Receivable

As of September 30, 2022 and December 31, 2021, the Company’s accounts receivable balance was $2,619,580 and $0, respectively and is a reflection of balances due to Job Aire Group, the Company’s wholly-owned subsidiary.  JAG does not recognize an allowance for doubtful accounts due to no outstanding invoices aged over 30 days and have not experienced delinquencies in payment over 60 days.

Note 6 – Acquisition Payable

Effective January 1, 2022, Emissions Zero Module entered into a Stock Purchase Agreement with Job Aire Group (“JAG”) to acquire all of the outstanding shares of JAG in exchange for $745,000 and 2% of Net Revenue received by the Company from new contracts brought to the company by former ownership, limited to $1,000,000 during the 36-month period following the closing date.  At closing, EZM disbursed $25,000 and will make 36 payments of $20,000, beginning January 2, 2022.  As a result of the Stock Purchase, JAG became a wholly owned subsidiary of EZM.  As of September 30, 2022, the balance owed on the acquisition was $549,890.

Effective July 9, 2022, the Company completed the reverse merger with Emissions Zero Module and the balance owed in regards to the acquisition as of September 30, 2022 was $185,000.  Subsequent to closing, the selling parties agreed to forgive shareholder loans of $209,227 upon final payment of the acquisition payable.

Note 7 – Deferred Compensation

As of September 30, 2022 and December 31, 2021, several of the Company’s officers have deferred $278,667 and $0, respectfully, in officer compensation until such time the Company has improved its liquidity and capital resources.

Note 8 – Convertible Notes Payable

PPM

During the twelve months ended December 31, 2021, the Company held a closing of its PPM in which it sold 4,487,500 shares of its securities for total proceeds of $1,215,000. The Subscription Agreement included an offering of a minimum of one hundred (100) and a maximum of six hundred (600) unsecured Promissory Notes at $5,000 per unit. The Company may at any time, or from time to time, make a voluntary prepayment, whether in full or in part, of these Notes, without premium or penalty. The Notes mature in 24 months and bear annual interest of 12%. At maturity, and at the election of the Noteholder, each $5,000 unit is convertible into common stock equity units at maturity. The Notes may not be sold, offered for sale, pledged, assigned, or otherwise disposed of unless certain conditions are satisfied, as more fully set forth in the Subscription Agreement. In addition, the Notes are deemed to have been made in the State of Wyoming, and any and all performance, or the breach thereof, will be interpreted and construed pursuant to the laws of the State of Wyoming without regard to conflict of laws rules applied in the State of Wyoming.

Upon the occurrence of an Event of Default, the Noteholder may, by written notice to the Company, declare the unpaid principal amount and all accrued interest of the Note immediately due and payable. Under the terms of the Promissory Note, a default is defined as one or more of the following events.

(a)The Maker shall fail to pay any interest payment on this Note when due for a period of thirty (30) days after notice of such default has been sent by the Holder to the Maker.

(b)The Maker shall dissolve or terminate the existence of the Maker.

(c)The Maker shall file a petition in bankruptcy, make an assignment for the benefit of its creditors, or consent to or acquiesce in the appointment of a receiver for all or substantially all of its property, or a petition for the appointment of a receiver shall be filed against the Maker and remain unstayed for at least ninety (90) days.

The Company’s offering was for a minimum of One Hundred (100) and up to a maximum of six Hundred (600) Notes at Five Thousand ($5,000) Dollars per Note, with a minimum subscription of two (2) Notes (the "Offering"). The minimum aggregate loan to the Company will be Five Hundred Thousand ($500,000) Dollars and the maximum aggregate loan to the Company from this Offering will be Three Million ($3,000,000) Dollars. Notes are convertible at maturity to Common Stock (equity units), based on tiered raise benchmarks.

The Offering was made to a limited number of investors pursuant to an exemption available under the Securities Act of 1933 (the "Act"), specifically Rule 506(c) promulgated under Regulation D, and under certain other laws, including the securities law of certain states.

The following reflects the proceeds received under their respective tiers and the number of common stock equity units issuable if converted to common shares of the Company.

	Tier 1	Tier 2
Price	$0.20	$0.40
Proceeds	$580,000	$635,000

As of September 30, 2022, the Company converted $1,215,000 in principal into 4,487,500 common shares of the Company.

Convertible Demand Notes Payable

On January 8, 2012, the Company entered into a convertible promissory note with George Christodoulou, the Company’s President, in the amount of $8,500, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2022, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of September 30, 2022 and September 30, 2021, was $17,629 and $16,778, respectively.

On January 8, 2012, the Company entered into a convertible promissory note with Robert J. Nielson in the amount of $7,622, and bears interest at 10% per annum.  The note is convertible into shares of the Company stock, at the demand of the lender. The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2022, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The balance, including principal and accrued interest as of September 30, 2022 and September 30, 2021, was $15,811 and $15,048, respectively.

Note 9– Related Party Transactions

On January 8, 2012, the Company entered into convertible promissory notes with Robert J. Nielson, a shareholder, and George Christodoulou (the Company’s President prior to the merger made effective July 9, 2022), in the amounts of $7,622 and $8,500, respectively (see Note 8).  The notes are convertible into shares of the Company stock, at the demand of the holders.  The conversion rate is the total principal and accrued interest outstanding divided by the Company’s par value, $0.001. For the nine months ended September 30, 2022, no shares were issued in satisfaction of payments. The balance of these transactions will be forgiven upon final payment of the purchase price of NCRE.

Consulting Agreement

On October 7, 2013, the Company entered into a Consulting Agreement with Robert J. Nielson whereby Mr. Nielson will act as an independent consultant for a period of one year, automatically extending for one-year periods on each anniversary date.  Pursuant to the terms of the Agreement, the Company agreed to pay compensation in the amount of $3,000 per month and is entitled to accrue said compensation for up to any period not to exceed three months’ time. On January 1, 2014, Mr. Nielson provided notice to the Company that he will no longer continue to perform under the Consulting Agreement and the Company accepted his resignation.  As of September 30, 2022 and 2021, the balance owed by the Company to Mr. Nielson was $8,384 and $8,384, respectively.

Advances from Shareholder

From time to time, stockholders of the Company will make advances to the Company for working capital purposes. As of September 30, 2022 and 2021, the Company’s stockholder advances totaled $509,227 and $0, respectively. These advances are non-interest bearing and payable on demand.

Note 10 – Stockholder’s Equity

Preferred Stock

The authorized preferred capital of the Company is 50,000,000 preferred shares, par value $0.001, of which none are issued or outstanding.

Common Stock

The authorized capital of the Company is 200,000,000 common shares, par value $0.001, of which 129,176,724 are issued or outstanding as of September 30, 2022.

Shares Issued in Connection with the Share Exchange

Immediately after giving effect to the Merger on July 9, 2022, including the shares issuable upon conversion of Emissions Zero’s convertible notes (which were deemed automatically converted into Emissions Zero common stock, and then the Company’s common stock, upon closing of the Merger), the issuance of shares of our Common Stock issued to stockholders of Emissions Zero in the Merger, the Company’s total common shares outstanding is 129,176,724.

The shares issued to the EZM shareholders as a result of the Merger will be deemed restricted securities under the SEC’s rules and regulations and will not be sellable under the SEC’s Rule 144 until certain conditions are satisfied.  These conditions are:

□the issuer of the securities has ceased to be a shell company;

□the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

□the issuer has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

□one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the SEC reflecting its status as an entity that is no longer a shell company.

Prior to the Share Exchange, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As a result of the Share Exchange, we have ceased to be a shell company as of July 9, 2022.  The information contained in Form 8-K filed on July 14, 2022 constitutes the current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

Note 11 – Subsequent Events

The Company has evaluated subsequent events through October 31, 2022, which is the date the financial statements were issued. The Company has determined that the following events require recognition or disclosure in the financial statements:

Effective October 2022, the Company formed Benson Regional Air Group (“BRAG”) as a wholly-owned subsidiary of Job Aire Group.

Effective October 31, 2022, the Company’s current officers and directors returned and canceled founder’s shares in the amount of 50,025,537 common shares.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

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

Liquidity

We incurred a net loss for the nine months ended September 30, 2022 and had an accumulated deficit of $730,261. At September 30, 2022, we had a cash balance of approximately $188,974, compared to a cash balance of $642,908 at December 31, 2021. At September 30, 2022, we had a working capital surplus of $986,212, compared to a working capital deficit of $506,459 at December 31, 2021. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

For the nine months ended September 30, 2022, we had net cash used in operations of $919,289. Net cash provided by investing activities was $125,355 and is a reflection of the balance of the cash received as a result of the merger transaction.  Net cash provided by financing activities was $340,000 which consisted of shareholder loans of $325,000 and $15,000 received under a convertible note payable.

As of September 30, 2022 and September 30, 2021, we had cash and accounts receivable in the amounts of $2,808,554 and $642,908, respectively.

We had total liabilities of $2,282,449 as of September 30, 2022, which consisted of accounts payable and accrued expenses of $256,896, notes and advances payable aggregating $525,349, payroll liabilities of $765,314, and the balance due on acquisition of $734,890.

Capital Resources

The Company has financed its operations through revenues of its wholly-owned subsidiary and funds advanced from its shareholders and directors to meet minimum operating cash requirements. There are no written agreements for future funding by shareholders.

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Our net income for the three months ended September 30, 2022 was $20,703 which was an increase of $194,888 over our net loss for the three months ended September 30, 2021 which was $174,185. The change is primarily a reflection of gross profit from operations of the Company’s wholly-owned subsidiary, Job Aire Group, offset by increases in payroll expenses and general and administrative expenses.

Results of Operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Our net loss for the nine months ended September 30, 2022 was $218,203 which was a decrease of $80,937 over our net loss for the nine months ended September 30, 2021, which was $299,140. The change primarily reflects an increase in gross profit from operations of the Company’s wholly-owned subsidiary, Job Aire Group, offset by increases to payroll expenses of $892,999, increases in legal and professional fees of $45,799, and a decrease in research and development expenses of $63,376 recorded by the Company during the nine months ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses resulting from the Board of Directors not currently qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Material Weakness in Internal Control over Financial Reporting

•	The Company lacks an effective control environment since there are insufficient personnel to exercise appropriate oversight of accounting judgments and estimates.

•	Due to limited accounting and financial reporting resources, the Company lacks formal processes to identify, update, and assess risks to the Company’s financial reporting.

•	Due to limited accounting and financial reporting resources, the Company has not implemented significant monitoring controls.

•

Due to limited accounting and financial reporting resources, authorization, approval, and review controls over the Company's financial statements and accounting records have not been implemented or have not been applied consistently. This includes controls over the identification, approval, and disclosure of related party transactions. In certain cases, formal documentation does not exist regarding the design of controls, evidence of implementation of controls, or evidence of occurrence of certain transactions. In addition, certain of the Company’s processes lack segregation of duties.

Remediation of Previous Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of September 30, 2022. We plan on updating internal policies and procedures to create an effective control environment, add outside consultants as needed to bolster technical accounting needs, and add more personnel, as needed, to segregate duties.

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

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.2	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

COLAMBDA TECHNOLOGIES, INC.

Date:	October 31, 2022	By:	/s/ David Riggs
David Riggs
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

COLAMBDA TECHNOLOGIES, INC.
Date:	October 31, 2022	By:	/s/ Kent Hush
Kent Hush
Chief Financial Officer